Form 10-K
period 2021-12-31
Sculptor Acquisition Corp I
filed 2022-03-28
CIK 1853594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-41142

SCULPTOR ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1590223 (I.R.S. Employer Identification No.)

9 West 57th Street, 39th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 790-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	SCUA.U	New York Stock Exchange
Class A ordinary shares included as part of the units	SCUA	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SCUA WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

There was no aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common equity was not trading on any exchange on that date.

As of March 28, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Past performance by Sculptor Capital Management, Inc. (“Sculptor” or “Sculptor Capital”) and the  Sculptor Funds (as defined below), as well as our management team, directors and advisors, is not indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination within the completion window (as defined below) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to consummate an initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•
The New York Stock Exchange (the “NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
We have the right to extend the term we have to consummate our initial business combination up to three times, each time for an additional 3 months. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such paid extension.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

PART I

References in this Form 10-K to “we,” “us,” “our,” “company” or “our company” are to Sculptor Acquisition Corp I. References to our “management” or our “management team” are to our executive officers and directors, and references to our “sponsor” are to Sculptor Acquisition Sponsor I, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our sponsor and certain of the company’s executive officers and directors.

ITEM 1.	BUSINESS.

Introduction

We are a Cayman Islands exempted company incorporated on March 8, 2021 and formed as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of private placement warrants, our shares, debt or a combination of cash, equity and debt.  Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

Our sponsor is an affiliate of Sculptor Capital Management, Inc. (“Sculptor”, “Sculptor Capital” or the “Firm”), a Delaware corporation listed on the New York Stock Exchange (NYSE: SCU). We intend to capitalize on the ability of our management team, led by the Founder and President of Sculptor Real Estate Advisors LP (“Sculptor Real Estate”), Steven Orbuch, and the broader Sculptor platform to identify, acquire and operate technology-enabled, high growth businesses that we believe are well positioned to generate significant value and will benefit from the expertise of our management team. These include businesses in real estate-related asset classes, including gaming, leisure, location-based live sports and entertainment, hospitality, residential, digital infrastructure, logistics and healthcare. We believe the experience of our management team makes us uniquely situated to partner with an attractive company looking for a high quality sponsor to take itself public.

While we may pursue a business in any industry, sector or geography, we intend to identify and acquire a business that could benefit from leveraging our extensive operational, capital markets and investment management experience in the broader real estate-related asset classes and that presents potential for an attractive risk-adjusted return profile for our shareholders. Our management team and the broader Sculptor platform has an extensive network of relationships in various sectors within the real estate and real estate-related industries and significant experience in identifying and executing acquisitions, including technology-augmented operating businesses, management companies, real estate services, mixed-use developments, residential, affordable and other housing solutions, real estate platforms, on-demand and flexible real estate arrangements, physical and digital infrastructure, consumer-facing experiential operations, alternative financing programs, travel- and leisure-related enterprises and care delivery.

On December 13, 2021, we consummated our initial public offering of 23,000,000 units (the “Units”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value (the “Class A Ordinary Shares”), and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 11,200,000 private placement warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $11,200,000 (the “private placement warrants”).

Prior to the consummation of our initial public offering, on March 15, 2021, our sponsor paid $25,000 to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 (the “founder shares”). In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors.  In October 2021, our sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we accepted and cancelled.  Of the 5,750,000 Class B ordinary shares outstanding at the time of our initial public offering, an aggregate of up to 750,000 shares were subject to forfeiture by our sponsor to the extent that the underwriters did not exercise their over-allotment option.  As a result of the underwriters’ election to fully exercise their over-allotment option, such founder shares are no longer subject to forfeiture.

We have until 18 months from the closing of our initial public offering to complete an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or 27 months for the third extension, subject to our sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Extensions will be granted by resolution of our board if requested by our sponsor. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 8, 2021, in order to extend the time available for us to consummate our initial business combination as set forth in the preceding sentence, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $2,300,000, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible business combination period of 27 months for a total payment value of $6,900,000. Any such payments would be in exchange for a non-interest bearing, unsecured promissory note. Such extension loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the completion window. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. In the event that we receive notice from our sponsor or its affiliates or designees five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. We refer to (i) the 18-month period from the closing of our initial public offering in which we must complete an initial business combination, which may be extended up to three times by an additional three months each time for a total of 21 months, 24 months or 27 months from the closing of our initial public offering, and (ii) such other time period in which we must consummate an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association, as the “completion window.”

A total of $234,600,000 from the proceeds we received from our initial public offering and the sale of the private placement warrants was placed in a segregated trust account located in the United States, with Continental Stock Transfer & Trust Company acting as trustee (the “trust account”). The amounts held in the trust account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our income taxes, the funds held in the trust account will not be released from the trust account (1) to us, until the completion of our initial business combination, or (2) to our public shareholders, until the earliest of (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (c) the redemption of our public shares if we have not consummated our initial business combination within the completion window, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

As of December 31, 2021, there was approximately $234.6 million in investments and cash held in the trust account and approximately $942 thousand of cash held outside the trust account. As of December 31, 2021, no funds had been withdrawn from the trust account to pay taxes.

Sculptor Capital Management & Sculptor Real Estate

Sculptor Capital was founded in 1994 and is a leading alternative asset manager serving a diverse global investor base with global investment solutions across multi-strategy, credit and real estate. Sculptor’s track record of generating attractive risk-adjusted returns is rooted in a distinctive investment process that combines deep fundamental research, an opportunistic approach to allocating capital and fully integrated risk management. With a team of approximately 330, including more than 100 investment professionals worldwide, Sculptor’s collaborative culture brings to bear its diverse resources and perspectives to drive performance. As of February 1, 2022, Sculptor managed approximately $37.9 billion and has a global presence with offices in New York, London, Hong Kong and Shanghai.

Sculptor’s real estate funds are managed by Sculptor Real Estate Advisors LP, an affiliate of Sculptor. Founded in 2003, Sculptor Real Estate has raised $7.9 billion in total commitments across both opportunistic equity and credit platforms in the U.S. and Europe. As of December 31, 2021, Sculptor Real Estate has completed more than 182 transactions across 26 diverse real estate asset classes with a total enterprise value of $18.2 billion. Sculptor Real Estate seeks value-based, situationally-opportunistic real estate and real estate-related investments throughout the capital structure and has significant experience investing both in the U.S. and internationally, across traditional and niche asset classes and along the debt and equity spectrum.

Sculptor Real Estate adopts a broader investment mandate than most real estate fund managers and has developed significant experience and capabilities in more non-traditional asset classes, where it believes it has a distinct competitive advantage. As of December 31, 2021, Sculptor Real Estate has deployed 71% of its invested capital in non-traditional asset classes and 29% in traditional asset classes. Traditional asset classes include retail, multifamily, office, industrial, and hotel, and non-traditional asset classes include all others, such as gaming, ski, golf, cell towers, marinas and healthcare.

Our Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experiences and skills of the Sculptor platform and can benefit from our operational expertise and access to the public markets to further accelerate the growth of the company. Our selection process will leverage our broad and deep relationship network, extensive industry experiences and proven deal sourcing capabilities across a wide variety of real estate-related asset classes and operating businesses. Specifically, we intend to capitalize on the following competitive advantages to consummate a successful transaction:

•
Breadth of Experience. Throughout Sculptor Real Estate’s history, it has invested in 24 different real estate asset classes and has shifted its focus between traditional and non-traditional asset classes based on where it has found the most compelling opportunities at different points in time. It was this strategy that led Sculptor Real Estate to generate above market returns during the Global Financial Crisis of 2007-2008 by finding compelling opportunistic investments in less correlated, non-traditional real estate asset classes, such as cellular towers and Native American gaming. Similarly, after a rebound in market conditions following the Global Financial Crisis, this same strategy led Sculptor Real Estate to target less correlated, real estate-related asset classes, such as drive-to ski, golf, marina and stadium and exhibition.

•
Extensive Network. Sculptor Real Estate has one of the real estate industry’s most diverse networks of strategic partners, including advisors, directors, operators, consultants and capital providers, across each of the 25 real estate-related asset classes in which it has invested as well as the new sectors that it is constantly exploring. We will utilize Sculptor Real Estate’s extensive network by tapping into the collective talent, expertise, and entrepreneurism of its relationships, which provides access to technology-augmented, high growth businesses on the forefront of space utilization, experiential consumer trends and innovative services.

•
Operational Expertise. Since inception, Sculptor Real Estate has focused on certain investment strategies that leverage Sculptor Real Estate’s operational expertise, the possession of which has allowed Sculptor Real Estate to differentiate itself from other capital providers and to secure proprietary deal flow. Historically, this has included a wide range of investment strategies, including homebuilding, cell towers, cold chain logistics, senior care, Native American casinos, distributed gaming, stadium and exhibition, outdoor leisure, and various others. We expect to benefit from the continued application of, and differentiation provided by, the operating expertise that the Sculptor Real Estate platform has developed.

•
Team Continuity. The senior members of Sculptor Real Estate’s team have been working together since Sculptor Real Estate’s first fund in 2005, enhancing consistency in sourcing, underwriting, structuring, diligence, and, most importantly, returns. Sculptor Real Estate has historically been able to attract and retain top talent by providing exceptional development opportunities by allowing team members to take ownership over certain asset classes or product types. The historic increase in the size of Sculptor Real Estate’s funds has been driven by the growth of its team and its capabilities, not vice versa.

•
Sculptor Platform. We will seek to leverage the full breadth of Sculptor’s investment platform, which we believe will provide a competitive advantage over other blank check companies that do not enjoy similar benefits from having a deep relationship with a diverse global asset management platform. Sculptor’s 100+ investment professionals and their comprehensive network of business contacts with leading financial institutions and major multinational corporations have proven valuable in sourcing, evaluating and managing investments throughout its history. Moreover, Sculptor’s extensive capital markets presence, “cross-pollination” of credit, private investment, public markets and real estate investment disciplines, risk management abilities, public company infrastructure and controls and Sculptor’s “One Firm” culture have allowed Sculptor to quickly identify and capitalize on differentiated investment trends and opportunities across multiple sectors.

Our Investment Criteria

Consistent with our business strategy, we have outlined the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We aim to utilize these criteria and guidelines in evaluating acquisition opportunities.

•	Innovative, market-leading companies that are positioned to create sustainable competitive advantages;

•	Strong management teams with a proven track record establishing and growing businesses;

•	Ability to deliver strong revenue growth and profitable unit economics;

•	Shared vision that will benefit from Sculptor’s operating and capital markets expertise and differentiated industry network;

•	Will benefit from access to capital in order to accelerate growth and shareholder value creation; and

•	Attractive valuations based on disciplined and highly informed underwriting that provide significant upside potential.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

Initial Business Combination

So long as our securities are listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account) at the time of the our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), another independent firm that commonly renders such opinions for the type of company we are seeking to acquire, or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Sculptor, and/or one or more investors in funds managed by Sculptor, which we refer to as an “Affiliated Joint Acquisition”. Such an entity could include another blank check company, including an affiliated blank check company, however we do not have any current intention to pursue such a transaction. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Form 10-K. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

We have until 18 months from the closing of our initial public offering to complete an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or 27 months for the third extension, subject to our sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Extensions will be granted by resolution of our board if requested by our sponsor. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 8, 2021, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $2,300,000, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible business combination period of 27 months at a total payment value of $6,900,000, in exchange for a non-interest bearing, unsecured promissory note. Such extension loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the completion window. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. In the event that we receive notice from our sponsor or its affiliates or designees five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited.

In addition to our ability to extend our deadline to consummate an initial business combination as described above, we may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our sponsor, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations described herein.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor and such consent may be provided by our sponsor’s appointed directors voting to approve the initial business combination. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent and disinterested directors will obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that such initial business combination is fair to us from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. In addition, the pursuit of any such initial business combination will require the approval of a majority of our independent directors.

Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. In addition, certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. To address the matters set out above our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and our sponsor on the one hand and another entity on the other hand, including any entities managed by the company or its affiliates and any companies in which the company or such entities have invested about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof.

In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Such an entity could include another blank check company, including an affiliated blank check company, however we do not have any current intention to pursue such a transaction. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Members of our and Sculptor’s management teams, including our officers and directors, directly or indirectly own our securities following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our and Sculptor’s management teams, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

Each of our directors and officers presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers, and directors may participate in forming, or may become an officer or director of, another blank check company before we complete our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. This may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect any potential conflicts with any other blank check company with which our sponsor, officers or directors may become involved that would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

To address the matters set out above, our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $226,550,000, after payment of the expenses of our initial public offering and $8,050,000 of deferred underwriters’ fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter.

Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor or our officers or directors, we, or a committee of independent and disinterested directors will obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm, that such initial business combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor, and such consent may be provided by our sponsor’s appointed directors voting to approve the initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. Such amount will be increased by $0.10, $0.20 or $0.30 per public share, as applicable if we extend the completion window. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law, and pursuant to our amended and restated memorandum and articles of association. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.3% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law, and pursuant to our amended and restated memorandum and articles of association. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target within the completion window.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the completion window to consummate an initial business combination. If we have not consummated an initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the completion window. Our amended and restated memorandum and articles of association provide that, if a resolution of our shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not consummate an initial business combination within the completion window, and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $850,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.20 (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.20 (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window). While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than the company’s registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Goldman Sachs & Co. LLC, the underwriter of our initial public offering will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entity will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window).

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the company’s registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $850,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,150,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,150,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Available Information

Our internet website address is www.sculptoracquisition1.com/. We make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Information in, or that can be accessed through, our website is not part of this Form 10-K.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law, and pursuant to our amended and restated memorandum and articles of association. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.3% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law, and pursuant to our amended and restated memorandum and articles of association. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

Because our trust account is expected to contain approximately $10.20 per Class A ordinary share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) at the time of our initial business combination, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account initially contains $10.20 per Class A ordinary share (and will contain $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window). This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 (or any variants) continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, any potential resurgences of COVID-19 and the actions to contain COVID-19 or treat its impact, including the application and distribution in certain countries of currently available and approved vaccinations, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to spread both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of our shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although, they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business—Business Strategy—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable after our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still a large number of special purpose acquisition companies seeking targets for their initial business combination, as well as a large number of such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $850,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such working capital loans and up to $6,900,000 of extension loans (as described elsewhere herein) may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than the company’s registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), due to claims of such creditors. Pursuant to a letter agreement between us, our sponsor, and our directors and officers, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we may, in our sole discretion, decide to invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window).

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $234,600,000, are held in an interest-bearing trust account. We do not expect to invest the proceeds held in the trust account. However, we may, in our sole discretion, decide to invest the proceeds in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $234,600,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window).

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window).

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, we may, in our sole discretion, decide to invest the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.
The ongoing conflict in Ukraine—along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus.  Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine.  Russia and its allies may respond with countermeasures, which could further restrict a target business’s operations in or related to the foregoing countries.  It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed.  Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy.  Although we are not specifically targeting any business with ties to the Russian economy, any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

If we have not consummated an initial business combination within the completion window, our public shareholders may be forced to wait beyond such completion window before redemption from our trust account.

If we have not consummated an initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if a resolution of our shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

We have the right to extend the term we have to consummate our initial business combination up to three times, each time for an additional 3 months. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such paid extension.

If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, we may, but are not obligated to, and subject to our sponsor or its affiliates or designees depositing additional funds into the trust account as set out below, extend our time to consummate a business combination up to three times for an additional 3 months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or 27 months for the third extension, subject to our sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Extensions will be granted by resolution if requested by our sponsor. To extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,300,000, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible business combination period of 27 months at a total payment value of $6,900,000, in exchange for a non-interest bearing, unsecured promissory note. Such extension loans may be converted into warrants, at a price of $1.00 per warrant, at the option of the lender.

Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete an initial business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such paid extension.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason by way of ordinary resolution. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to us from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 477,000,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding as of the date of this Form 10-K.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of current investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team, including upon conversion of working capital loans and extension loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provide us with up to $226,550,000 that we may use to complete our initial business combination (after taking into account the $8,050,000 of deferred underwriting commissions being held in the trust account and the expenses of our initial public offering).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds majority (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will generally require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds majority (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company, which may be a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds majority (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by a majority of not less than 90% of our ordinary shares who attend and vote at our general meeting. Our sponsor and its permitted transferees, if any, who collectively beneficially own, together with our other initial shareholders and on an as-converted basis, 20% of our Class A ordinary shares (assuming they did not purchase any securities in our initial public offering or since), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm regarding the fairness to us from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Sculptor and/or one or more investors in funds managed by Sculptor. Such an entity could include another blank check company, including an affiliated blank check company, however we do not have any current intention to pursue such a transaction. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to such parties.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 15, 2021, the sponsor paid $25,000 to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. In October 2021, our sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we accepted and cancelled. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($11,200,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination within the completion window, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears (or 21-month anniversary, 24-month anniversary or 27-month anniversary, as applicable, if we extend the completion window), which is generally the deadline for our consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, together with our other initial shareholders and on an as-converted basis, 20% of our issued and outstanding ordinary shares (assuming it did not purchase any securities in our initial public offering or since). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the company in a jurisdiction outside the Cayman Islands (which requires a special resolution), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of not less than 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor and such consent may be provided by our sponsor’s appointed directors voting to approve the initial business combination.

We may issue shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our sponsor, officers, and directors may participate in forming, or may become an officer or director of, another blank check company before we complete our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. These conflicts may not be resolved in our favor and a potential target business may be presented to any other blank check company with which our sponsor, officers or directors may become involved prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Sculptor and/or one or more investors in funds managed by Sculptor. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters, pandemics and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to our Sponsor or Management Team

Our sponsor and its other affiliates may have incentives to take increased investment risk and to complete a transaction on terms that are less favorable to you in order to complete a transaction within the specified time period to avoid losing their investment.

You should be aware that our sponsor’s ownership of 20% of our issued and outstanding shares (together with our other initial shareholders and on an as-converted basis), and the private placement warrants that are exercisable for additional Class A ordinary shares, which it has collectively acquired for $11,225,000, could create actual and significant conflicts of interest. You should also be aware that this ownership interest will have an immediate and substantial dilutive impact on the value of our Class A ordinary shares. It is not possible to quantify the extent of such dilution at this time, which will be impacted by a number of unknown factors, including without limitation the number of redemptions in connection with our initial business combination, which will magnify the dilutive impact of our sponsor’s ownership interests, as well as certain rights that we may, in our discretion, grant to parties in connection with any financing necessary to complete our initial business combination. We must generate sufficient value from our initial business combination in order to overcome the dilutive impact of our sponsor’s expected ownership interests, and there is no guarantee that we will be able to do so. Moreover, even if our initial business combination generates sufficient value to overcome this dilution, you will still bear the impact of this dilution as a cost. Additionally, our sponsor may still realize substantial profits by virtue of its expected ownership interests in our founder shares and private placement warrants—even if our initial business combination does not generate sufficient value to overcome the dilution you will experience and even if our post-combination business performs poorly—while you will experience a loss. Please see “Risk Factors—The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure,” “Our sponsor contributed $25,000, or approximately $0.005 per founder share, and, accordingly, you will experience immediate and substantial dilution from your purchase of our Class A ordinary shares” and “The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.”

Our sponsor’s expected ownership interests in our founder shares and private placement warrants, as well as the other forms of compensation our sponsor and its members’ affiliates are expected to receive from us, together, create significant actual and potential conflicts of interest. In particular, our sponsor and its members’ affiliates will benefit more than you from our completion of an initial business combination, and may benefit from an initial business combination even if you experience a loss. Accordingly, our sponsor and its members’ affiliates have an incentive to take increased investment risk and to complete a transaction on terms that are less favorable to you—including by completing a transaction that may not generate sufficient value to overcome the dilutive impact of their expected ownership interests on your investment—in order to complete a transaction within the specified time period to avoid losing their investment.

Our sponsor and certain members of our board of directors are affiliated with Sculptor, which could create potential conflicts of interest, including without limitation with our search for an initial business combination.

Our sponsor is an affiliate of Sculptor. Sculptor is a leading global institutional alternative asset manager. Sculptor provides asset management services through investment funds, vehicles and accounts advised, managed or sponsored by Sculptor Capital LP and its relying advisers, indirect wholly owned subsidiaries of Sculptor (collectively, the “Sculptor Funds”), which pursue a broad range of global investment opportunities, and by developing new, carefully considered investment products. The Sculptor Funds invest across numerous asset classes and geographies. While each Sculptor Fund generally has limitations on its investment activities, the Sculptor Funds, collectively, can and do invest in a wide range of investment opportunities, in all or substantially all levels of a company’s capital structure, whether debt or equity (whether publicly traded or privately held), or in other assets. In addition, subject to applicable law, including Sculptor’s obligations to the Sculptor Funds, there is no restriction on what Sculptor may invest in on its own behalf. Because of the breadth and scope of Sculptor’s investment platform, you should be aware that there are significant potential conflicts of interest between us and Sculptor. To the extent that any conflict of interest arises between us and Sculptor, you should expect that any such conflicts of interest will be resolved in favor of Sculptor. As a result, you should be aware of the risk that we may be unable to source a suitable investment opportunity for the company within the completion window.

Sculptor Funds will be offered acquisition opportunities on a preferred basis. If Sculptor decides to pursue any such opportunity, you should expect that we will be precluded from pursuing such opportunity. In addition, investment ideas generated within Sculptor, including by Mr. Orbuch, Mr. Levin and Mr. Cohen, may be suitable for both us and for Sculptor, and you should expect that any such investment ideas will be directed to Sculptor rather than to us. You should also expect that we will not be able to pursue such opportunity unless Sculptor, in its sole discretion, declines to pursue the opportunity. Sculptor has no duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us, and in fact will often be prohibited from doing so, due to its fiduciary and contractual obligations to persons and entities other than us.

In addition, where the pursuit of a potential investment opportunity by the company could have an adverse impact on Sculptor, we may decline to make such investment, even if it would otherwise represent an attractive opportunity for us. Sculptor may also take commercial steps or investment decisions that are adverse to us.

While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, if required by applicable law or based upon the determination of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent firm that commonly renders fairness opinions for the type of company we are seeking to acquire, or an independent accounting firm, that such an initial business combination is fair to us from a financial point of view. In addition, the pursuit of any such initial business combination will require the approval of a majority of our independent directors. In such instances, depending on the nature of the transaction, Mr. Orbuch, Mr. Levin and Mr. Cohen may, in their sole discretion, recuse themselves, in their capacities as directors of our Company, from any communications or discussions involving a transaction with a company or business in which Sculptor has a significant commercial interest, which could include equity, debt or other form of investment or interest.

In addition, depending on the nature of the transaction, Sculptor’s governing documents may require, or Sculptor in its sole discretion may seek, the prior written consent of the investors or the advisory committee of the relevant fund or investment vehicle. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests without regard to the interests of the company. Additionally, depending on the nature of the transaction, Sculptor may be required to obtain the prior written consent of an independent party, or in its sole discretion may seek such consent, in connection with the consummation of a transaction between the company and a company or business in which Sculptor has a significant commercial interest, which could include equity, debt or other form of investment or interest. Any such approval will be given or withheld by the relevant parties solely taking into account their own interests without regard to the interests of the company.

In order to help finance an initial business combination, Sculptor may (but is not obligated to) enter into financing arrangements with us. Such financing arrangements may provide such members with certain rights that might be detrimental to our equity holders, including our public shareholders, as well as those of the business we seek to acquire. Sculptor may also co-invest with us in the target business at the time of our initial business combination, which may give rise to certain conflicts of interest.

We are not an investment advisory client of Sculptor or our sponsor under the Investment Advisers Act, and we are not an investment company under the Investment Company Act.

Our sponsor and Sculptor do not and will not provide any investment advice to us, and we are not an investment advisory client of Sculptor or our sponsor under the Investment Advisers Act of 1940 (the “Advisers Act”). We are not a Sculptor Fund. This means that we are not entitled to the protections afforded to clients under the Advisers Act, and the sponsor owes no fiduciary duties to us under the Advisers Act. In particular, our sponsor has no fiduciary or other duties to present us with any prospective initial business combination opportunities or any information, investment strategies, opportunities or ideas known to them or developed or used in connection with their other investment activities, and, in certain cases, may be prohibited from doing so.

In addition, we are not an investment company under the Investment Company Act of 1940, and we are not entitled to the protections afforded to investment companies under that law.

We have limited or no rights to require support or services from our sponsor.

Our sponsor has no contractual or other obligations to present us with any prospective investment opportunities or any information, investment strategies, opportunities or ideas known to it or developed or used in connection with its other investment activities, and, in certain cases, they may be prohibited from doing so. As such, we will not have access to all of the prospective investment opportunities of which our sponsor is or will become aware. As a result, other than the limited written agreements that we have entered into with Sculptor as described below under “—Related Party Transactions,” Sculptor has no contractual or other obligation to provide any financial assistance, services, resources or employee support to us. Sculptor may, in its sole discretion, decline to provide services to us (including but not limited to our access to the Sculptor platform) at any time, including following an initial business combination. Following the initial business combination, if Sculptor were to make available to us any services (including our access to the Sculptor platform), that could involve significant time, resources or liability, and we would expect that Sculptor would first require that the company enter into one or more definitive written agreements setting forth the terms of such services, including compensation to and indemnification of Sculptor for such services.

Upon completion of an initial business combination, our relationship with Sculptor may change materially, which may adversely impact our future operating results.

Upon the completion of our initial business combination, our relationship with Sculptor may change materially. After the lock-up on the sponsor’s shares in us expires, our sponsor will not be restricted from selling its entire ownership stake in our Company. In addition, Sculptor, other than any of our then-existing officers or directors, has no duty or obligation to spend any time on our affairs following the completion of an initial business combination, and may be financially motivated to devote their time to other affairs rather than to us. In addition, any of our officers or directors who are employed by Sculptor may resign upon completion of our initial business combination. We also intend to change the name of our Company upon completion of an initial business combination to a name that does not use “Sculptor” in it. In addition, neither the sponsor nor Sculptor has any responsibilities or obligation to provide any support, services or assistance to us (including permitting our access to the Sculptor platform) following the initial business combination. Any support, services or assistance following the initial business combination from Sculptor will be subject to commercial arrangements entered into in connection with the initial business combination, and no assurances can be provided that any such arrangements will be entered into or on what terms those arrangements may take, including with respect to compensation. These decisions may adversely impact our future operating results.

You should not expect that we have any right to any investment opportunity that is or may be suitable for Sculptor, and you should expect that we will only be able to pursue an opportunity if Sculptor in its sole discretion, declines to pursue it or make available to us a co-investment opportunity after Sculptor has taken its desired allocation of the investment.

Sculptor has no duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us. As such, we have no right to any investment opportunity that Sculptor sources or is otherwise aware of, even if such investment opportunity is attractive to us. Additionally, no Sculptor employee is obligated to source acquisition opportunities for us as part of his or her employment responsibilities. No Sculptor employee shall be deemed to be a member of our management team, even to the extent he or she is involved in our affairs, unless our board of directors expressly names such employee as an officer of the company.

Accordingly, you should expect that any investment opportunity that is or may be a suitable investment opportunity for Sculptor will first be presented to Sculptor before it is presented to us, if it is at all, and, if Sculptor decides to pursue the opportunity, in its sole discretion, the company will be precluded from pursuing (or otherwise will not pursue) such opportunity, unless Sculptor, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after Sculptor has taken its desired allocation of the investment.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior written consent of the sponsor (and such consent may be provided by our sponsor’s appointed directors voting to approve the initial business combination), which will require consent of the managing member of our sponsor which means that such managing member, solely taking into account its own interests, and without regard to the interests of the company, may determine that an investment opportunity should not be presented to us and it may instead determine to keep it for its own purposes. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other corporate action that our public shareholders would find to be favorable.

Sculptor may invest in different levels of our capital structure or the capital structure of a business we seek to acquire.

Sculptor may, is and in the future will continue to, be engaged in the business of investing. In connection with these activities, Sculptor may invest in or extend credit to different parts of the capital structure of our Company or a business we seek to acquire. As a result, Sculptor may have interests that differ from or take actions that are directly adverse to us, our public shareholders or a business we seek to acquire, especially where the company or the underlying business is facing financial distress. For example, in the event that we enter insolvency and Sculptor hold loans, bank debt or other positions that rank senior in preference to our Class A ordinary shares, Sculptor may recover amounts owed to it while the interests of public shareholders may be extinguished or substantially diluted. In addition, in connection with lending arrangements involving the company or an acquisition target, Sculptor may seek to exercise its creditors’ rights under the applicable loan agreement or other document, which may be detrimental to our equity holders, including our public shareholders, as well as those of the business we seek to acquire.

We may engage service providers that provide more favorable terms to Sculptor.

We expect to engage service providers (including attorneys and consultants) that also provide services to Sculptor. We intend to select these service providers based on a number of factors, including expertise and experience, knowledge of related or similar products, quality of service, reputation in the marketplace, relationships with Sculptor or others, and price. These service providers may have business, financial, or other relationships with Sculptor, including being a company that is substantially owned by them. These relationships may influence our selection of these service providers. In such circumstances, there may be a conflict of interest between us, on the one hand, and Sculptor on the other hand, if we determine not to engage or continue to engage these service providers. The service providers selected by us may enter into different arrangements with different recipients, and, as a result, Sculptor may receive discounts or other rebates or benefits that are not available to us.

We will reimburse Sculptor for any expenses related to identifying, investigating and completing an initial business combination, which expenses may be allocated to us in Sculptor’s sole discretion. This could create a conflict of interest because Sculptor will be incentivized to allocate any such expenses to us, rather than to its other respective affiliates.

We will reimburse Sculptor for certain fees and expenses related to identifying, investigating and completing an initial business combination, including without limitation any expenses incurred in connection with pursuing an acquisition opportunity that was ultimately not consummated, as well as any expenses for research or related diligence from which we have benefited, regardless of whether or not such research or diligence is attributable to a particular investment opportunity or results in an initial business combination for us. Sculptor will allocate any such expenses to us in their sole discretion. For example, if expenses are incurred relating to pursuing an investment opportunity that is not ultimately consummated, and, Sculptor determines, in its sole discretion, that we pursued or might have pursued such investment opportunity, we will be responsible for some or all of such expenses, which shall be allocated to us in Sculptor’s sole discretion. As another example, if Sculptor bears expenses for general research or diligence and such research or diligence is shared with us, we will reimburse Sculptor for all or our share of any such expenses, which will be allocated to us in Sculptor’s sole discretion. Our audit committee will review and determine whether to approve all payments that were made to Sculptor pursuant to our Related Party Transactions Policy. Sculptor’s discretion to allocate expenses to us may result in actual or potential conflicts because Sculptor will have incentive to allocate expenses to us, rather than to its other respective affiliates.

Past performance by Sculptor and the Sculptor Funds, as well as our management team, directors and advisors, is not indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, Sculptor and the Sculptor Funds, as well as our management team, directors and advisors is presented for informational purposes only. Past experience and performance of Sculptor and the Sculptor Funds, or our management team, directors or advisors, is not indicative (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the performance of Sculptor, the Sculptor Funds, or our management team, directors and advisors, as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Sculptor, our management team, directors and advisors have had no or limited past experience with blank check companies. An investment in us is not an investment in Sculptor or in any Sculptor Fund.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate consulting or other agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate consulting or other agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our sponsor, officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, or continuing their involvement with, any other blank check companies prior to us completing our initial business combination. In particular, certain of our directors are employed by Sculptor, which, among other things, is the investment manager to various private investment funds which make investments in, and otherwise own, securities or other interests of or relating to companies in industries we may target for our initial business combination. Such individuals may be financially motivated in pursuits other than in connection with their service to our Company.

Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Any such entities, including may present additional conflicts of interest in pursuing an acquisition target and may divert attention from our management team.

In addition, our officers and directors presently have, and in the future are expected to have additional, fiduciary and contractual duties to other entities including a duty to offer acquisition opportunities to Sculptor prior to offering them to us. Accordingly, you should expect that any investment opportunity that is or may be a suitable investment opportunity for Sculptor will be presented to Sculptor before it is presented to us, if it is at all, and, if Sculptor decides to pursue the opportunity, in its sole discretion, the company will be precluded from pursuing (or otherwise will not pursue) such opportunity, unless Sculptor, in its sole discretion, declines to pursue the opportunity or makes available to us a co-investment opportunity after Sculptor has taken its desired allocation of the investment.

In addition, where the pursuit of a potential investment opportunity by the company could have an adverse impact on Sculptor, we may decline to make such investment, even if it would otherwise represent an attractive opportunity for the company. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other. For example, if an investment opportunity is suitable for both us and Sculptor, you should expect that Sculptor will pursue the opportunity and that we will be precluded from pursuing the same. As another example, to the extent that a company in which Sculptor has a significant commercial interest competes with our Company or a business that we seek to acquire, Sculptor will be permitted to take commercial steps or investment decisions taking solely into account the interests of such company and without regard to our interests.

In addition, our sponsor, officers, directors may, and Sculptor expects to, sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies will present additional conflicts of interest in determining whether to present business combination opportunities to us or to such other blank check company, particularly in the event there is overlap among the management teams or investment strategies or targets.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their affiliates (including Sculptor and the Sculptor Funds) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors, officers, Sculptor or the Sculptor Funds. We do not have a policy that prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities are expected to have conflicts between their interests and ours, from time to time.

In particular, Sculptor has invested, and is expected to in the future invest, in companies within the within the real estate and real estate-related industries. As a result, there may be substantial overlap between companies that would be a suitable initial business combination for us and companies that would make an attractive target for Sculptor.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within the completion window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE. Although we currently meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities may not be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial business combination.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and extension loans and the Class A ordinary shares issuable upon conversion of such warrants.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay may be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Since only holders of our founder shares will have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the NYSE rules;

•	require a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	require a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

Our sponsor invested an aggregate of $11,225,000 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $11,200,000 purchase price for the private placement warrants. We offered our units to the public at an offering price of $10.00 per unit, and the amount in our trust account is initially anticipated to be $10.20 per public share, implying an initial value of $10.20 per public share. However, because the sponsor paid only a nominal purchase price of approximately $0.004 per share for the founder shares, the value of public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s founder shares into Class A ordinary shares upon our completion of an initial business combination.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $226,550,000 (which is the amount we would have in the trust account for our initial business combination), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs (including payment of $8,050,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	23,000,000
Founder shares	5,750,000
Total shares	28,750,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$226,550,000
Public shareholders’ investment per Class A ordinary share(1)	$10.20
Our sponsor’s investment per Class B ordinary share(2)	$0.004
Implied value per Class A ordinary share upon the initial business combination(3)	$7.88

(1)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)	The sponsor’s total investment in the equity of the Company, inclusive of the founder shares and the sponsor’s $11,200,000 investment in the private placement warrants, is $11,225,000.
(3)	All founder shares held by our initial shareholders would automatically convert into Class A ordinary shares upon completion of our initial business combination.

Note that redemptions of our public shares in connection with our initial business combination would further reduce the implied value of our Class A ordinary shares. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per ordinary share would be $6.33.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.88 per share upon completion of our initial business combination, representing a 23% decrease from the initial implied value of $10.20 per public share. While the implied value of $7.88 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $7.88 per Class A ordinary share, the 5,750,000 Class A ordinary shares that the initial shareholders would own upon completion of our initial business combination (after automatic conversion of the initial shareholders’ 5,750,000 founder shares) would have an aggregate implied value of $45,310,000. As a result, even if the trading price of our Class A ordinary share significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), the value of the founder shares held by our initial shareholders will be significantly greater than the amount paid to purchase such shares. In addition, our initial shareholders could potentially recoup our sponsor’s entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is nearly as low as $1.95 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination even if the value of the public shares declines significantly. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement, (iii) making any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements, provided that this clause (iii) shall not allow any modification or amendment to the warrant agreement that would adversely affect the rights of the registered holders, including by exercise price of the warrants, which shall require the vote or consent as provided in the immediately succeeding sentence, (iv) providing for the delivery of alternative issuance pursuant to Section 4.5 of the warrant agreement or (v) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants. All other modifications or amendments to the warrant agreement, including any such modification or amendment that adversely affects the interests of the registered holders of public warrants, such as an increase to the exercise price of the warrants, a decrease in the number of our Class A ordinary shares purchasable upon exercise of a warrant, a conversion of the warrants into cash, or shortening of the exercise period in respect of the warrants, in each case requires the approval by the holders of at least 50% of the then-outstanding public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Additionally, the Company may lower the exercise price or extend the duration of the exercise period pursuant to the warrant agreement without the consent of the registered holders.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 22,700,000 warrants outstanding (comprised of the 11,500,000 warrants included in the units and the 11,200,000 private placement warrants). We currently expect to account for these warrants as a warrant liability, which means that we will record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In additional, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 10 trading days within a 20-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 10 trading days within a 20-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor, or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units offered by our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 11,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans or extension loans, it may convert up to $2,000,000 or $6,900,000 of such loans, respectively, into additional private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business. See Exhibit 4.5 to this Form 10-K “Description of Registrant’s Securities.”

General Risk Factors

We are an exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company, incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that, unless the company consents in writing to the selection of an alternative forum, (a) the federal courts of the United States shall have exclusive jurisdiction to hear, settle and/or determine any dispute, controversy or claim arising under the provisions of the Securities Act or the Exchange Act, which are referred to herein as the “U.S. Actions;” and (b) save for such U.S. Actions, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each member’s shareholding in the company, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our members, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us concerning its internal affairs. Our amended and restated memorandum and articles of association also provides that, without prejudice to any other rights or remedies that we may have, each of our members acknowledges that damages alone would not be an adequate remedy for any breach of the exclusive jurisdiction and forum clauses above and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of those provisions.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently maintain our executive offices at 9 West 57th Street, 39th Floor, New York, NY 10019. Our sponsor has agreed to provide us office space and general administrative services at no cost. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units began trading on the NYSE on December 9, 2021. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. On January 28, 2022, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on January 31, 2022. Any Units not separated continue to trade on the NYSE under the symbol “SCUA.U.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the NYSE under the symbols “SCUA” and “SCUA WS,” respectively.

Holders

As of December 31, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 5 holders of record of our Class B ordinary shares, and 1 holder of record of our public warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 15, 2021, the sponsor paid $25,000, to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. In October 2021, the sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares. In March 2021, the sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 13, 2021, we consummated our initial public offering of 23,000,000 shares, including 3,000,000 shares sold to the underwriters exercising their over-allotment option in full. Goldman Sachs & Co. LLC acted as the book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260302). The SEC declared the registration statement effective on December 8, 2021.

Simultaneously with the consummation of the initial public offering we consummated a private placement of 11,200,000 Private Placement Warrants to our sponsor at a price of $10.00 per warrant, generating total proceeds of $11,200,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as amended.

The Private Placement Warrants are the same as the warrants underlying the Units sold in our initial public offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the initial public offering and the Private Placement Warrants, $234,600,000 was placed in the trust account.

We paid a total of $4,600,000 in upfront underwriting discounts and commissions and $1,003,457 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-260302), dated December 8, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “company,” “our,” “us” or “we” refer to Sculptor Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 8, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Sculptor Acquisition Sponsor I, a Cayman Islands limited liability company (the “Sponsor”).  The registration statement for our Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, we consummated an Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.7 million, of which approximately $8.1 million was for deferred underwriting fees and approximately $947,000 was for offering costs allocated to derivative warrant liabilities.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 11,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11.2 million.

Upon the closing of the Initial Public Offering and Private Placement, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriters fees and taxes payable) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940.

We have 18 months from the closing of the Initial Public Offering, or June 13, 2023, to consummate an initial Business Combination. However, if we anticipate we may not be able to consummate an initial Business Combination by June 13, 2023, we may, but are not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time, for a total of up 21 months for the first extension, 24 months for the second extension or to 27 months for the third extension (the “Combination Period”), subject to the Sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, the Sponsor or its affiliates or designees, upon five days advance notice prior to deadline, must deposit into the Trust Account an additional amount of $0.10 per share each time, or $2.3 million in the aggregate each time, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible Business Combination period of 27 months at a total payment value of $6.9 million, in exchange for a non-interest bearing, unsecured promissory note (the “Extension Loan”). The Public Shareholders will not be entitled to vote or redeem their shares in connection with any such extension. If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of our Class B ordinary shares (the “Founder Shares”) and a loan from a related party of approximately $236,000 (the “Note”). We fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, on December 31, 2021, we issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2,000,000 to our Sponsor. The Working Capital Loan was not funded as of December 31, 2021.  The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If we do not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our liquidity needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account and proceeds from the Working Capital Loan for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or our search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the period from March 8 (inception) through December 31, 2021, we had net income of approximately $9.8 million, resulting from a non-operating gain of approximately $15.4 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in Trust of approximately $700, partially offset by a non-operating loss of approximately $4.4 million for the fair value of warrants issued to our Sponsor in excess of the purchase price, a non-operating loss of approximately $0.9 million for offering costs associated with our derivative warrant liabilities and approximately $219,000 in general and administrative costs.

Contractual Obligations

Working Capital Loan

On December 31, 2021, we issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2,000,000 to our Sponsor. The Working Capital Loan was not funded as of December 31, 2021.  The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If we do not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus in connection with the Initial Public Offering, to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on December 13, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per unit, $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for the warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model.  The fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of our Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net (Income) Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from March 8 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Steven Orbuch	55	Chief Executive Officer, Director
Nicholas Hecker	45	Chief Investment Officer
Dava Ritchea	37	Chief Financial Officer
James Levin	39	Chairman, Director
Wayne Cohen	47	Director
Kristi Jackson	54	Independent Director
Charmel Maynard	37	Independent Director
Adam Rosenberg	53	Independent Director
Ivy Zelman	55	Independent Director

Steven Orbuch has been our Chief Executive Officer and director on our board of directors since March 2021 and is the Founder and President of Sculptor Real Estate at Sculptor Capital. He is also an Executive Managing Director and a member of the Firm’s Partner Management Committee. In this role, Mr. Orbuch oversees the Firm’s global real estate activities and dedicated team, including acquisitions, asset management and dispositions, investing across the capital structure spectrum in both opportunistic equity and credit strategies. Prior to forming Sculptor Real Estate in 2003, Mr. Orbuch was a Managing Director with Blackstone Real Estate Advisors (“Blackstone”), where he participated in the sourcing, acquisition and financing of over $2 billion of commercial properties across multiple product types and geographic locations. Prior to joining Blackstone in 1995, Mr. Orbuch was an Associate in the Real Estate Department at Goldman Sachs & Co. Prior to joining Goldman Sachs & Co., Mr. Orbuch was an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in corporate and partnership taxation. Mr. Orbuch graduated summa cum laude from the University of Pennsylvania and received his Juris Doctor from Columbia University, where he was a Stone Scholar.

We believe Mr. Orbuch is well qualified to serve as a member of our board of directors due to his significant investment experience and broad network of relationships.

Nicholas Hecker has been our Chief Investment Officer since March 2021 and is an Executive Managing Director and Chief Investment Officer of Sculptor Real Estate, where he is involved in all aspects of Sculptor Real Estate’s business, including acquisitions, asset management and fundraising. Throughout his tenure at Sculptor Real Estate, Mr. Hecker has worked on complex equity and debt investments, completing investments across a large number of different real estate asset classes. Mr. Hecker focuses on both traditional real estate sectors, and certain niche asset classes, including developing Sculptor Real Estate’s gaming, resort and cell towers strategies. Prior to joining Sculptor Real Estate in 2006, Mr. Hecker was a member of the Real Estate Group of the Investment Banking Division of Goldman Sachs & Co. Prior to that, Mr. Hecker practiced corporate and securities law at Sullivan & Cromwell. Mr. Hecker graduated cum laude from Harvard Law School where he received a Juris Doctor and graduated phi beta kappa and magna cum laude from Brown University where he received a Bachelor of Arts in Economics and Political Science.

Dava Ritchea has been our Chief Financial Officer since March 2021, is Chief Financial Officer of Sculptor Capital and a member of the Firm’s Partner Management Committee. In her role, Ms. Ritchea oversees all aspects of Accounting, Tax, Treasury, Financial Operations, Internal Audit and Shareholder Services at Sculptor Capital. Prior to joining Sculptor Capital in 2021, Ms. Ritchea served in different roles at Assured Investment Management (formerly known as BlueMountain Capital Management) from 2013 to 2020, most recently as Chief Financial Officer. Prior to joining Assured Investment Management in 2013, Ms. Ritchea worked at Barclays Capital, Credit Suisse and Lehman Brothers in several investment banking and strategy roles. Ms. Ritchea received a B.S. in Business Administration with a minor in Mathematics from Carnegie Mellon University.

We believe Ms. Ritchea is well-qualified to serve as Chief Financial Officer due to her extensive background in finance.

James Levin has served as the Chairman of our board of directors since March 2021, is the Chief Investment Officer and Chief Executive Officer of Sculptor Capital and is a member of Sculptor Capital’s Board of Directors. Mr. Levin joined Sculptor in 2006 and is the Chairperson of the Firm’s Portfolio Committee, the Chairperson of the Partner Management Committee and a member of the private investment committees. In his role, Mr. Levin oversees all aspects of the Firm’s investment portfolios including capital allocation across investment strategies and geographies, as well as driving our business strategy and making key operating decisions. Mr. Levin has served on the Board of the East Harlem Tutorial Program since 2020. Mr. Levin holds a Bachelor of Arts in Computer Science from Harvard University.

We believe Mr. Levin is well-qualified to serve as Chairman and a member of our board of directors due to his extensive industry experience and understanding of different investment strategies.

Wayne Cohen has served as a director on our board of directors since March 2021, and is President and Chief Operating Officer for Sculptor. Mr. Cohen joined Sculptor in 2005, has been an Executive Managing Director since 2010 and is a member of the Partner Management Committee. Mr. Cohen is primarily responsible for helping shape Sculptor’s strategy, in addition to having a broad scope of responsibility managing day-to-day operations and overseeing its investor relations and non-investment functions. Mr. Cohen holds a B.A. in International Relations from Tulane University (magna cum laude) and a J.D. from New York University School of Law.

We believe Mr. Cohen is well-qualified to serve as a member of our board of directors due to his extensive management and operational experience.

Kristi Jackson has served as a director on our board of directors since December 2021. Since 2009, Ms. Jackson has served as co-founder and Chairman of TFA Capital Partners, an investment bank and finance company serving the needs of Native American Tribes. From 1995 to 2009, Ms. Jackson served as a Managing Director at Banc of America Securities, leading the Tribal finance effort on the bank’s investment banking platform. Ms. Jackson is a member of the Corporate Board of Advisors for the Native American Finance Officers Association and has been a member of the Advisory Board for the Global Gaming Expo (G2E) industry conference. Ms. Jackson received a bachelor’s degree in economics and mathematics from the University of California at Irvine and an MBA from the Anderson School at UCLA. Ms. Jackson holds FINRA series 7, 24 and 63 securities licenses.

We believe Ms. Jackson’s extensive background in finance, business and the Tribal community makes her well qualified to be a member of our board of directors.

Charmel Maynard has served as a director on our board of directors since December 2021. Since 2016, Mr. Maynard has served as Associate Vice President, Chief Investment Officer, and Treasurer for the University of Miami, where he leads the University’s efforts to invest assets, including endowment and pension funds, and is responsible for the University’s capital structure, treasury and cash management. From 2006 to 2016, Mr. Maynard was a Vice President in JP Morgan’s investment banking division, where he advised clients on capital structure solutions, deal structuring, and execution of syndicated revolving credit facilities, institutional term loans, and bond issuances. Since November 2021, Mr. Maynard has served as an independent director on the Board of Directors of Sculptor Capital Management, Inc. Mr. Maynard has served as a Director and Chair of the Budget Committee of the Mead Art Museum Advisory Board since 2019, the Landed Board of Directors since 2021, the Catalyst Miami Board of Directors as a member of the Finance Committee since 2020, the Knight Community Advisory Committee since 2018 and the Black Angels Miami Board since 2019. Mr. Maynard holds a Bachelor of Arts in political science from Amherst College.

We believe Mr. Maynard’s extensive background in finance and business makes him well qualified to be a member of our board of directors.

Adam Rosenberg has served as a director on our board of directors since December 2021. Mr. Rosenberg is currently a Senior Advisor to Blackstone regarding the Gaming and Leisure sector. Mr. Rosenberg is also currently Special Advisor to GameCo, LLC, a gaming technology company focused on video game gambling, where he is a Board Observer and previously served as President and Chief Executive Officer. From 2014 to 2021, Mr. Rosenberg was Managing Director and Global Head of Gaming & Leisure at Fortress Investment Group, an alternative asset manager that has extensive experience making private equity investments into, lending to and owning casinos, slot routes, slot machine manufacturers, lottery providers, internet gaming companies and other gaming and gaming technology-related businesses in the United States and around the world. From 1998 to 2014, Mr. Rosenberg held various investment banking positions at Goldman Sachs & Co., most recently as Managing Director and Global Head of Gaming where he advised casino operator, gaming technology and equipment manufacturer clients. From 1993 to 1997, Mr. Rosenberg practiced product liability and intellectual property law at Skadden Arps.

Mr. Rosenberg currently serves on the Advisory Board of the Harvard Association for Law and Business and is a Member of the Harvard Alumni Real Estate Board. Mr. Rosenberg previously served as a Board Member of the American Gaming Association from 2011 to 2012, on the Conference Advisory Boards for Global Gaming Expo (G2E) Las Vegas and Global Gaming Expo (G2E) Macau and on the Advisory Board for the Global Internet Gaming Summit and Expo (GiGse). Mr. Rosenberg graduated magna cum laude from Harvard Law School where he received a Juris Doctor, and graduated phi beta kappa and magna cum laude from the University of Pennsylvania where he received a Bachelor of Arts in Economics and Philosophy of Science.

We believe Mr. Rosenberg’s extensive background in finance, business, gaming and leisure makes him well qualified to be a member of our board of directors.

Ivy Zelman has served as a director on our board of directors since December 2021. Ms. Zelman is Executive Vice President, Research and Securities of WDIB, LLC dba Zelman & Associates, a Walker & Dunlop Company, a research and investment banking firm for housing and housing-related industries, serving institutional and private equity investors and corporate executives from the homebuilding, building products, real estate, mortgage finance and rental sectors. Ms. Zelman founded Zelman & Associates in 2007, which was recently acquired by Walker & Dunlop resulting in the new JV entity, WDIB, LLC. Ms. Zelman holds a minority interest in WDIB, LLC. Prior to founding Zelman & Associates in 2007, Ms. Zelman served as a Managing Director at Credit Suisse First Boston from 1998 to 2007, where she focused on housing-related research. From 1990 to 1997, Ms. Zelman was an equity research analyst at Salomon Brothers. Beginning in 2021, Ms. Zelman has served as a member of the board of directors of Park River Parent L.P., a portfolio company that holds two building product companies, and as a member of the board of directors of Comstock Holding Companies, Inc. Ms. Zelman received a bachelor’s degree from George Mason University.

We believe Ms. Zelman’s extensive background in finance, business and housing makes her well qualified to be a member of our board of directors.

Number and Terms of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Steven Orbuch and Adam Rosenberg will expire at our first annual general meeting. The term of office of the second class of directors, consisting of James Levin and Ivy Zelman will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Wayne Cohen, Kristi Jackson and Charmel Maynard, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares by way of ordinary resolution. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason by way of ordinary resolution.

Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Adam Rosenberg, Kristi Jackson and Charmel Maynard serve as members of our audit committee. Our board of directors has determined that each of Adam Rosenberg, Kristi Jackson and Charmel Maynard are independent under the NYSE listing standards and applicable SEC rules. Adam Rosenberg serves as the Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Adam Rosenberg and Charmel Maynard qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Kristi Jackson, Charmel Maynard and Adam Rosenberg. Kristi Jackson serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Kristi Jackson, Charmel Maynard and Adam Rosenberg are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Charmel Maynard, Kristi Jackson and Adam Rosenberg. Charmel Maynard serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Charmel Maynard, Kristi Jackson and Adam Rosenberg are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The full text of our Code of Ethics is posted on the Corporate Governance portion of our website at https://www.sculptoracquisition1.com/corporate-governance. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2022 held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our executive officers and directors that beneficially owns ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

The following table is based on 28,750,000 ordinary shares issued and outstanding as of March 28, 2022, of which (i) 23,000,000 were Class A ordinary shares, and (ii) 5,750,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares			Class B Ordinary Shares(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Sculptor Acquisition Sponsor I (our sponsor)(3)	5,650,000	(2)	19.6%	5,650,000	98.2%	19.6%
Steven Orbuch	—		—	—	—	—
Nicholas Hecker	—		—	—	—	—
Dava Ritchea	—		—	—	—	—
James Levin	—		—	—	—	—
Wayne Cohen	—		—	—	—	—
Kristi Jackson	25,000	(2)	*	25,000	*	*
Charmel Maynard	25,000	(2)	*	25,000	*	*
Adam Rosenberg	25,000	(2)	*	25,000	*	*
Ivy Zelman	25,000	(2)	*	25,000	*	*
All executive officers and directors as a group (9 individuals)	5,750,000		20%	5,750,000	100%	20%
Adage Capital Partners, L.P. (4)	1,700,000		7.39%	—	—	5.91%

* Less than one percent.
(1) Unless otherwise noted, the business address of each of our shareholders is 9 West 57th Street, 39th Floor, New York, NY 10019.
(2) Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders.

(3) The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Sculptor Capital LP. Sculptor Capital Holding Corporation is the general partner of Sculptor Capital LP and controls Sculptor Capital LP by virtue of its holdings and written agreements. Sculptor Capital Holding Corporation is a wholly owned subsidiary of Sculptor Capital and is controlled by Sculptor Capital. James Levin is the Chief Investment Officer and Chief Executive Officer of Sculptor Capital and is a member of Sculptor Capital’s Board of Directors. Mr. Levin has investment authority over Sculptor Capital LP’s interest in our sponsor.
(4) According to a Schedule 13G jointly filed with the SEC on December 23, 2021 by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), Robert Atchinson (“Mr. Atchinson”) and Phillip Gross (“Mr. Gross”) with respect to our Class A Ordinary Shares owned by ACP. According to the Schedule 13G, ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Mr. Atchinson and Mr. Gross, as managing members of ACA, have shared power to vote the Class A Ordinary Shares beneficially owned by ACP. As such, ACPGP, ACA, Mr. Atchinson and Mr. Gross may be deemed to beneficially own the shares owned by ACP.  The business address for ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 15, 2021, the sponsor paid $25,000 to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. In October 2021, our sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we accepted and cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 11,200,000 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants and the warrants that may be issued upon conversion of working capital loans and extension loans (including the Class A ordinary shares issuable upon conversion or exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Such an entity could include another blank check company, including an affiliated blank check company, however we do not have any current intention to pursue such a transaction. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

We currently maintain our executive offices at 9 West 57th Street, 39th Floor, New York, NY 10019. Our sponsor has agreed to provide us office space and general administrative services at no cost.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On March 15, 2021, we issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which we borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of our initial public offering. The outstanding balance under the Promissory Note was repaid at the closing of our initial public offering on December 13, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination or to extend our time period for consummating an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such working capital loans and up to $6,900,000 of extension loans (as described elsewhere in this Form 10-K) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On December 31, 2021, we issued a promissory note (the “Note”) in the principal amount of up to $2,000,000 to our sponsor. The Note bears no interest and is repayable in full upon the closing of the initial business combination. Our sponsor has the option to convert any unpaid balance of the Note into the working capital warrants, which entitle the holder to purchase one Class A ordinary share equal to the principal amount of the Note so converted divided by $1.00.  The terms of any such working capital warrants are identical to the terms of the private placement warrants held by our sponsor. As of March 28, 2022, we have borrowed approximately $330,000 under the Note.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans and extension loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have also entered into a letter agreement that provides that we will indemnify our sponsor, its members and managers and their respective affiliates and control persons from any claims made by any party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with our affairs, our initial public offering or any business combination or services rendered to the company or its affiliates, and that we will advance any expenses incurred in connection with any such claims. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Related Person Transactions Policy

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company that, in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Adam Rosenberg, Charmel Maynard, Ivy Zelman and Kristi Jackson are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, and of services rendered in connection with our initial public offering, totaled $77,250.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit number	Description of exhibit
3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

4.2	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

4.3	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

4.4	Form of Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

4.5*	Description of Registrant’s Securities

10.1	Private Placement Warrants Purchase Agreement, dated December 8, 2021, between the Company and Sculptor Acquisition Sponsor I (1)

10.2	Investment Management Trust Agreement, dated December 8, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

10.3	Registration and Shareholder Rights Agreement, dated December 8, 2021, between the Company and certain security holders (1)

10.4	Letter Agreement, dated December 8, 2021, between the Company, Sculptor Acquisition Sponsor I and each of the officers and directors of the Company (1)

10.5	Form of Indemnity Agreement, dated December 8, 2021, between the Company and each of the officers and directors of the Company (1)

10.6
Promissory Note, dated March 15, 2021, issued by the Company to Sculptor Acquisition Sponsor I (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

10.7
Promissory Note, dated December 31, 2021, issued by the Company to Sculptor Acquisition Sponsor I (previously filed as an exhibit to our Current Report on Form 8-K filed on January 4, 2022 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2021 (File No. 001-41142) and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2022.

SCULPTOR ACQUISITION CORP I

By:	/s/ Steven Orbuch
Name:	Steven Orbuch
Title:	Chief Executive Officer

Each of the undersigned constitutes and appoints each of Steven Orbuch and Dava Ritchea, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Orbuch	Chief Executive Officer	March 28, 2022
Steven Orbuch	(Principal Executive Officer)

/s/ Dava Ritchea	Chief Financial Officer	March 28, 2022
Dava Ritchea	(Principal Financial and Accounting Officer)

/s/ James Levin	Chairman	March 28, 2022
James Levin

/s/ Wayne Cohen	Director	March 28, 2022
Wayne Cohen

/s/ Kristi Jackson	Director	March 28, 2022
Kristi Jackson

/s/ Charmel Maynard	Director	March 28, 2022
Charmel Maynard

/s/ Adam Rosenberg	Director	March 28, 2022
Adam Rosenberg

/s/ Ivy Zelman	Director	March 28, 2022
Ivy Zelman

SCULPTOR ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Sculptor Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sculptor Acquisition Corp I (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA
March 28, 2022

SCULPTOR ACQUISITION CORP I
BALANCE SHEET
December 31, 2021

Assets
Current assets:
Cash	$941,792
Prepaid expenses	23,767
Total current assets	965,559
Investments held in Trust Account	234,600,723
Total Assets	$235,566,282

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,000
Accrued expenses	157,111
Total current liabilities	163,111
Derivative warrant liabilities	15,140,000
Deferred underwriting fees	8,050,000
Total Liabilities	23,353,111

Commitments and Contingencies
Class A ordinary shares; 23,000,000 shares subject to possible redemption at $10.20 per share	234,600,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	-
Accumulated deficit	(22,387,404)
Total Shareholders’ Deficit	(22,386,829)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,566,282

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
STATEMENT OF OPERATIONS
For the Period from March 8, 2021 (inception) through December 31, 2021

General and administrative expenses	$219,095
Loss from operations	(219,095)

Other income (expenses):
Change in fair value of derivative warrant liabilities	15,378,000
Loss upon issuance of private placement warrants	(4,368,000)
Income from investments held in Trust Account	723
Offering costs associated with derivative warrant liabilities	(946,981)
Net Income	$9,844,647

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	1,461,538
Basic and diluted net income per ordinary share, Class A subject to possible redemption	$1.54
Weighted average Class B ordinary shares, basic and diluted	4,947,148
Basic and diluted net income per ordinary share, Class B	$1.54

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Period from March 8, 2021 (inception) through December 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – March 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(24,425)	(32,232,051)	(32,256,476)
Net Income	-	-	-	-	-	9,844,647	9,844,647
Balance – December 31, 2021	-	$-	5,750,000	$575	$-	$(22,387,404)	$(22,386,829)

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
STATEMENT OF CASH FLOWS
For the Period from March 8, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	$9,844,647
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	25,000
General and administrative expenses paid by Sponsor under promissory note	48,086
Change in fair value of derivative warrant liabilities	(15,378,000)
Loss upon issuance of private placement warrants	4,368,000
Offering costs associated with derivative warrant liabilities	946,981
Income from investments held in Trust Account	(723)
Changes in operating assets and liabilities:
Prepaid expenses	(23,767)
Accounts payable	6,000
Accrued expenses	72,111
Net cash used in operating activities	(91,665)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(234,600,000)
Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities:
Repayment of promissory note to Sponsor	(236,266)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	11,200,000
Offering costs paid	(5,330,277)
Net cash provided by financing activities	235,633,457

Net increase in cash	941,792

Cash - beginning of the period	-
Cash - end of the period	$941,792

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by Sponsor under promissory note	$188,180
Deferred underwriting fees	$8,050,000
Accretion of Class A ordinary shares to redemption amount	$32,256,476

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Sculptor Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 8, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from March 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Sculptor Acquisition Sponsor I, a Cayman Islands limited liability company (“Sponsor”).  The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.7 million, of which approximately $8.1 million was for deferred underwriting fees (see Note 6) and approximately $947,000 was for offering costs allocated to derivative warrant liabilities.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 11,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11.2 million (Note 4).

Upon the closing of the Initial Public Offering and Private Placement, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriters fees and taxes payable) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.20 per share (or $10.30, $10.40 or $10.50 per share, as applicable if the completion window is extended, as described below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. As such, the Public Shares were classified in temporary equity.  While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

The Company has 18 months from the closing of the Initial Public Offering, or June 13, 2023, to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 18 months from the closing of this offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or to 27 months for the third extension (the “Combination Period”), subject to the Sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, the Sponsor or its affiliates or designees, upon five days advance notice prior to deadline, must deposit into the Trust Account an additional amount of $0.10 per share each time, or $2.3 million in the aggregate each time, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible Business Combination period of 27 months at a total payment value of $6.9 million, in exchange for a non-interest bearing, unsecured promissory note (the “Extension Loan”). The Public Shareholders will not be entitled to vote or redeem their shares in connection with any such extension. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share (or $10.30, $10.40 or $10.50 per share, as applicable, if the Company extends the completion window) and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.9 million in cash and working capital of approximately $0.8 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from a related party of approximately $236,000 (the “Note” as defined in Note 5). The Company fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, on December 31, 2021, the Company issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2,000,000 to the Sponsor. The Working Capital Loan was not funded as of December 31, 2021.  The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except warrant liabilities which are recognized at fair value.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model.  The fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheet.

Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from March 8, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Period From March 8, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Numerator:
Allocation of net income	$2,245,129	$7,599,518

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	1,461,538	4,947,148

Basic and diluted net income per ordinary share	$1.54	$1.54

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On December 13, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.7 million, of which approximately $8.1 million was for deferred underwriting fees (see Note 6) and approximately $947,000 was for offering costs allocated to derivative warrant liabilities.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 11,200,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11.2 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2021, the Company issued 7,187,500 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 from the Sponsor to cover certain of the Company’s expenses on behalf of the Company. In October 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 1,437,500 Class B ordinary shares, which the Company accepted and cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.  The underwriters exercised their over-allotment option in full on December 13, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

In March 2021, the Sponsor transferred 25,000 Class B ordinary shares to each of Ms. Jackson, Ms. Maynard, Mr. Rosenberg and Ms. Zelman, the Company’s independent directors. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 13, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

Promissory Note

On March 15, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $236,000 under the Note. The Company fully repaid this amount upon closing of the Initial Public Offering.

Working Capital Loan

On December 31, 2021, the Company issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2,000,000 to the Sponsor. The Working Capital Loan was not funded as of December 31, 2021.  The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Extension Loan

In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, as described in Note 1, the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time. The Extension Loan will be provided under the form of a non-interest bearing, unsecured promissory note. Such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus in connection with the Initial Public Offering, to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on December 13, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per unit, $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding. As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as temporary equity. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(14,950,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,706,476)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	32,256,476

Class A ordinary shares subject to possible redemption	$234,600,000

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheet (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.  The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters exercised their over-allotment option in full on December 13, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination, any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 9. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, the Company has 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and;

•
if the closing price of the Class A ordinary shares for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$234,600,723	$-	$-

Liabilities:
Derivative liabilities – Public Warrants	$-	$-	$7,636,000
Derivative liabilities – Private Warrants	$-	$-	$7,504,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from March 8, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model.  The fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For the period from March 8, 2021 (inception) through December 31, 2021, the Company recognized a non-operating gain in the statement of operations of $15,378,000 for the decrease in the fair value of derivative warrant liabilities.

SCULPTOR ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

The estimated fair value of the Public Warrants and Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation or Black Scholes option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to be zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	December 13, 2021
Exercise price	$11.50	$11.50
Stock price	$9.67	$9.29
Volatility	13.0%	25.0%
Risk-free rate	1.53%	1.31%
Dividend yield	0.0%	0.0%
Years to expected initial Business Combination date	0.94	1.00
Years to expiration	5	5

The change in the fair value of the Company’s Level 3 financial instruments for for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities as of March 8, 2021 (inception)	$—
Issuance of Public Warrants and Private Placement Warrants	30,518,000
Change in fair value of derivative warrant liabilities	(15,378,000)
Balance as of December 31, 2021	$15,140,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based on that review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows.

Between January 1, 2022 and March 28, 2022, the Company drew approximately $330,000 on the Working Capital Loan.