Form 10-Q
period 2022-03-31
Sculptor Acquisition Corp I
filed 2022-05-16
CIK 1853594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-41142

SCULPTOR ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1590223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 39th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 790-0000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCULPTOR ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from March 8, 2021 (inception) through March 31, 2021	4

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and the period from March 8, 2021 (inception) through March 31, 2021	5

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from March 8, 2021 (inception) through March 31, 2021	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q include, for example, statements about:

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements.

SCULPTOR ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$-	$941,792
Prepaid expenses	1,027,167	23,767
Total current assets	1,027,167	965,559
Investments held in Trust Account	234,623,027	234,600,723
Total Assets	$235,650,194	$235,566,282

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$183,195	$6,000
Accrued expenses	35,475	157,111
Total current liabilities	218,670	163,111
Working capital loan - related party	224,260	-
Derivative warrant liabilities	6,810,000	15,140,000
Deferred underwriting fees	8,050,000	8,050,000
Total Liabilities	15,302,930	23,353,111

Commitments and Contingencies (Note 6)

Class A ordinary shares; 23,000,000 shares subject to possible redemption at $10.20 per share	234,600,000	234,600,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(14,253,311)	(22,387,404)
Total Shareholders' Deficit	(14,252,736)	(22,386,829)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$235,650,194	$235,566,282

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from March 8, 2021 (inception) through March 31, 2021

General and administrative expenses	$343,758	$26,918
Loss from operations	(343,758)	(26,918)

Other income (expenses):
Change in fair value of derivative warrant liabilities	8,330,000	-
Change in fair value of working capital loan - related party	125,547	-
Income from investments held in Trust Account	22,304	-
Total other income	8,477,851	-

Net income (loss)	$8,134,093	$(26,918)

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	-
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.28	$-
Weighted average Class B ordinary shares, basic and diluted	5,750,000	3,695,652
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.28	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,750,000	$575	$-	$(22,387,404)	$(22,386,829)
Net income	-	-	-	8,134,093	8,134,093
Balance - March 31, 2022 (unaudited)	5,750,000	$575	$-	$(14,253,311)	$(14,252,736)

	For the Period from March 8, 2021 (inception) through March 31, 2021
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(26,918)	(26,918)
Balance - March 31, 2021 (unaudited)	5,750,000	$575	$24,425	$(26,918)	$(1,918)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period from March 8, 2021 (inception) through March 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$8,134,093	$(26,918)
Adjustments to reconcile net income to net cash loss used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	-	25,000
General and administrative expenses paid by Sponsor under working capital loan	10,243	-
Change in fair value of derivative warrant liabilities	(8,330,000)	-
Change in fair value of working capital loan - related party	(125,547)	-
Income from investments held in Trust Account	(22,304)	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,003,400)	-
Accounts payable	177,195	-
Accrued expenses	(121,636)	1,918
Net cash used in operating activities	(1,281,356)	-

Cash Flows from Financing Activities:
Proceeds received from Working Capital Loan - related party	339,564	-
Net cash provided by financing activities	339,564	-

Net change in cash	(941,792)	-

Cash - beginning of the period	941,792	-
Cash - end of the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable	$-	$32,203
Deferred offering costs included in accrued expenses	$-	$157,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from March 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

Capital Resources and Going Concern Consideration

As of March 31, 2022, the Company had no operating cash and working capital of approximately $809,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from a related party of approximately $236,000 (the “Note” as defined in Note 5). The Company fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor (as defined in Note 5).  As of March 31, 2022, the Company had approximately $350,000 outstanding under the Working Capital Loan.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except warrant liabilities and working capital loan which are recognized at fair value.

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

Working Capital Loan – Related Party

The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model.  The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model and subsequently estimated based on the listed price in an active market for such warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022. There were no warrants outstanding for the period from March 8, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Numerator:
Allocation of net income	$6,507,274	$1,626,819

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.28	$0.28

	For the Period from March 8, 2021 (inception) throughMarch 31, 2021
	Class A	Class B
Numerator:
Allocation of net loss	$-	$(26,918)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	-	3,695,652

Basic and diluted net loss per ordinary share	$-	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

In March 2021, the Sponsor transferred 25,000 Class B ordinary shares to each of Ms. Jackson, Ms. Maynard, Mr. Rosenberg and Ms. Zelman, the Company’s independent directors. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Working Capital Loan

On December 31, 2021, the Company issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of March 31, 2022, the Company had approximately $350,000 outstanding under the Working Capital Loan.

Extension Loan

In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, as described in Note 1, the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time. The Extension Loan will be provided under the form of a non-interest bearing, unsecured promissory note. Such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2022, the Company had no borrowings under the Extension Loans.

Note 6 — Commitments and Contingencies

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding. As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the outstanding Class A ordinary shares as temporary equity. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(14,950,000)
Offering costs allocated to Class A shares subject to possible redemption	(12,706,476)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	32,256,476
Class A ordinary shares subject to possible redemption	$234,600,000

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.  The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters exercised their over-allotment option in full on December 13, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 9 — Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company has a total of 22,700,000 warrants outstanding, comprised of 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants, respectively.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,623,027	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,450,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$3,360,000
Working capital loan - related party	$-	$-	$224,260

December 31, 2021

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$234,600,723	$-	$-

Liabilities:
Derivative liabilities – Public Warrants	$-	$-	$7,636,000
Derivative liabilities – Private Warrants	$-	$-	$7,504,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in January 2022, when the Public Warrants were separately listed and traded in an active market.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model.  The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model and subsequently estimated based on the listed price in an active market for such warrants. During the three months ended March 31, 2022, the Company recognized a non-operating gain in the statement of operations of approximately $8.3 million for the decrease in the fair value of derivative warrant liabilities.

The estimated fair value of the Private Placement Warrants is, and the estimated fair value of the Public Warrants prior to being listed in an active market was, determined using Level 3 inputs. Inherent in a Monte Carlo simulation or Black Scholes option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility for its warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to be zero.

The fair value of the Company’s working capital loan is valued using a compound option formula on the convertible feature and a present value of the host contract. The valuation technique requires inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the working capital loan.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.07	$9.67
Volatility	5.51%	13.0%
Risk-free rate	1.56% - 2.57%	1.53%
Dividend yield	0.0%	0.0%
Years to expected initial Business Combination date	0.94	0.94
Years to expiration	5	5
Probability of a business combination	65%	90%

The change in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2022 is summarized as follows:

Level 3 Rollforward:
	Warrants	Working capital loan - related party
Level 3 - Liabilities at December 31, 2021	$15,140,000	-
Transfer of Public Warrants to Level 1	(7,636,000)	-
Change in fair value of private placement warrants	(4,144,000)	-
Issuance of working capital loan - related party	-	349,807
Change in fair value of working capital loan - related party	-	(125,547)
Level 3 - Liabilities & working capital loan at March 31, 2022	$3,360,000	$224,260

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as follows.

Between April 1, 2022 and May 16, 2022, the Company drew approximately $203 thousand under the Working Capital Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “our,” “us” or “we” refer to Sculptor Acquisition Corp I. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2021.

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

Liquidity and Capital Resources

As of March 31, 2022, we had no operating cash and working capital of approximately $809,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of our Class B ordinary shares (the “Founder Shares”) and a loan from a related party of approximately $236,000 (the “Note”). We fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor, as discussed below.  As of March 31, 2022, we had approximately $350,000 outstanding under the Working Capital Loan.

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

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and have concluded that while it is reasonably possible that these events could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from proceeds held in the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2022, we had net income of approximately $8.1 million, which consisted of gain from the change in fair value of derivative warrant liabilities of approximately $8.3 million and interest income from investments held in the Trust Account of approximately $22,000, offset by general and administrative expenses of approximately $344,000.

For the period from March 8, 2021 (inception) through March 31, 2021, we had a net loss of approximately $27,000, which consisted solely of general and administrative expenses.

Commitments and Contingencies

Working Capital Loan

On December 31, 2021, we issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to our Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If we do not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.  As of March 31, 2022, we had approximately $350,000 outstanding under the Working Capital Loan.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 28, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our 2021 Annual Report on Form 10-K filed with the SEC on March 28, 2022. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination, including due to decisions by underwriters and agents to not provide advice or other services in connection with business combination transactions, and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The Private Placement Warrants are the same as the warrants underlying the Units sold in our initial public offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit number	Description of exhibit
3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

4.2	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

4.3	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

4.4	Form of Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1, filed on October 15, 2021 (File No. 333-260302))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
(1)          Previously filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2021 (File No. 001-41142) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCULPTOR ACQUISITION CORP I

Date:	May 16, 2022	By:	/s/ Steven Orbuch
		Name:	Steven Orbuch
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Dava Ritchea
		Name:	Dava Ritchea
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)