Form 10-Q
period 2022-06-30
Sculptor Acquisition Corp I
filed 2022-08-11
CIK 1853594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCULPTOR ACQUISITION CORP I
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the period from March 8, 2021 (inception) through June 30, 2021	4

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the period from March 8, 2021 (inception) through June 30, 2021	5

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from March 8, 2021 (inception) through June 30, 2021	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

SCULPTOR ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021

Assets
Current assets:
Cash	$-	$941,792
Prepaid expenses	878,175	23,767
Total current assets	878,175	965,559
Investments held in Trust Account	234,933,984	234,600,723
Total Assets	$235,812,159	$235,566,282

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$14,558	$6,000
Accrued expenses	43,446	157,111
Total current liabilities	58,004	163,111
Working capital loan - related party, at fair value	300,454	-
Derivative warrant liabilities	5,224,360	15,140,000
Deferred underwriting fees	8,050,000	8,050,000
Total Liabilities	13,632,818	23,353,111

Commitments and Contingencies (Note 6)

Class A ordinary shares; 23,000,000 shares subject to possible redemption at $10.21 per share and $10.20 per share as of June 30, 2022 and December 31, 2021, respectively	234,833,984	234,600,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(12,655,218)	(22,387,404)
Total Shareholders’ Deficit	(12,654,643)	(22,386,829)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,812,159	$235,566,282

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022	For the Period from March 8, 2021 (inception) through June 30, 2021
	2022	2021

General and administrative expenses	$250,259	$41,811	$594,017	$68,729
Loss from operations	(250,259)	(41,811)	(594,017)	(68,729)

Other income (expenses):
Change in fair value of derivative warrant liabilities	1,585,640	-	9,915,640	-
Change in fair value of working capital loan - related party	185,739	-	311,286	-
Income from investments held in Trust Account	310,957	-	333,261	-
Total other income	2,082,336	-	10,560,187	-

Net income (loss)	$1,832,077	$(41,811)	$9,966,170	$(68,729)

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	-	23,000,000	-
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$-	$0.35	$-
Weighted average Class B ordinary shares, basic and diluted	5,750,000	5,000,000	5,750,000	4,736,842
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.06	$(0.01)	$0.35	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	5,750,000	$575	$-	$(22,387,404)	$(22,386,829)
Net income	-	-	-	8,134,093	8,134,093
Balance - March 31, 2022	5,750,000	$575	$-	$(14,253,311)	$(14,252,736)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	(233,984)	(233,984)
Net income	-	-	-	1,832,077	1,832,077
Balance - June 30, 2022	5,750,000	$575	$-	$(12,655,218)	$(12,654,643)

	For the Period from March 8, 2021 (inception) through June 30, 2021
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - March 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(26,918)	(26,918)
Balance - March 31, 2021	5,750,000	$575	$24,425	$(26,918)	$(1,918)
Net loss	-	-	-	(41,811)	(41,811)
Balance - June 30, 2021	5,750,000	$575	$24,425	$(68,729)	$(43,729)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from March 8, 2021 (inception) through June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$9,966,170	$(68,729)
Adjustments to reconcile net income (loss) to net cash loss used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	-	25,000
General and administrative expenses paid by Sponsor under working capital loan	12,311	-
General and administrative expenses paid by Sponsor under promissory note	-	4,418
Change in fair value of derivative warrant liabilities	(9,915,640)	-
Change in fair value of working capital loan - related party	(311,286)	-
Income from investments held in Trust Account	(333,261)	-
Changes in operating assets and liabilities:
Prepaid expenses	(854,408)	-
Accounts payable	8,558	-
Accrued expenses	(113,665)	39,311
Net cash used in operating activities	(1,541,221)	-

Cash Flows from Financing Activities:
Proceeds received from Working Capital Loan - related party	599,429	-
Net cash provided by financing activities	599,429	-

Net change in cash	(941,792)	-

Cash - beginning of the period	941,792	-
Cash - end of the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable	$-	$19,709
Deferred offering costs included in accrued expenses	$-	$257,754
Deferred offering costs paid by Sponsor under promissory note	$-	$96,525
Remeasurement of Class A ordinary shares to redemption value	$233,984	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from March 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2022, the Company had no operating cash and working capital of approximately $820,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from a related party of approximately $236,000 (the “Note” as defined in Note 5). The Company fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor (as defined in Note 5).  As of June 30, 2022, the Company had approximately $612,000 outstanding under the Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by June 13, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 13, 2023.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature, or because the asset or liability is recognized at fair value.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company recognizes each draw at fair value and  recognizes subsequent changes in fair value, all of which is recorded as change in the fair value of working capital loan - related party in the condensed statements of operations. The fair value estimate is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022. There were no warrants outstanding for the period from March 8, 2021 (inception) through June 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$1,465,662	$366,415	$-	$(41,811)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	-	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$-	$(0.01)

	For the Six Months Ended June 30, 2022		For the Period from March 8, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$7,972,936	$1,993,234	$-	$(68,729)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	-	4,736,842

Basic and diluted net income (loss) per ordinary share	$0.35	$0.35	$-	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 11,200,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11.2 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share, subject to adjustments. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 5 - Related Party Transactions

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

In March 2021, the Sponsor transferred 25,000 Class B ordinary shares to each of Ms. Jackson, Ms. Maynard, Mr. Rosenberg and Ms. Zelman, the Company’s independent directors. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Working Capital Loan

On December 31, 2021, the Company issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of June 30, 2022, the Company had approximately $612,000 of principal outstanding under the Working Capital Loan. The Company had no borrowings under the Working Capital Loan as of December 31, 2021.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Extension Loan

In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, as described in Note 1, the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time. The Extension Loan will be provided under the form of a non-interest bearing, unsecured promissory note. Such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.

Note 6 - Commitments and Contingencies

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding. As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the outstanding Class A ordinary shares as temporary equity. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(14,950,000)
Offering costs allocated to Class A shares subject to possible redemption	(12,706,476)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,256,476
Class A ordinary shares subject to possible redemption at December 31, 2021	$234,600,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	233,984
Class A ordinary shares subject to possible redemption at June 30, 2022	$234,833,984

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.  The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters exercised their over-allotment option in full on December 13, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company has a total of 22,700,000 warrants outstanding, comprised of 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants, respectively.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,933,984	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$2,645,000	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$-	$2,579,360
Working capital loan - related party	$-	$-	$300,454

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,600,723	$-	$-

Liabilities:
Derivative liabilities - Public Warrants	$-	$-	$7,636,000
Derivative liabilities - Private Placement Warrants	$-	$-	$7,504,000

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

The fair value of the Private Placement Warrants has been estimated using either a Black Scholes option pricing model or Monte Carlo simulation.  The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model and subsequently estimated based on the listed price in an active market for such warrants. During the three and six months ended June 30, 2022, the Company recognized non-operating gains in the statements of operations of approximately $1.6 million and $9.9 million, respectively, for the decrease in the fair value of derivative warrant liabilities.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	December 31, 2021	June 30, 2022
Exercise price	$11.50	$11.50
Stock price	$9.67	$9.92
Volatility	13.0%	7.12%
Risk-free rate	1.53%	2.94%
Dividend yield	0.0%	0.0%
Years to expected initial Business Combination date	0.94	0.69
Years to expiration	5	5
Probability of a business combination	90%	50%

The change in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2022 is summarized as follows:

Level 3 Rollforward:	Warrants	Working capital loan - related party
Level 3 - Liabilities at December 31, 2021	$15,140,000	-
Transfer of Public Warrants to Level 1	(7,636,000)	-
Change in fair value of private placement warrants	(4,144,000)	-
Borrowing under working capital loan – related party	-	349,807
Change in fair value of working capital loan - related party	-	(125,547)
Level 3 - Liabilities & working capital loan at March 31, 2022	$3,360,000	$224,260
Change in fair value of private placement warrants	(780,640)	-
Borrowing under working capital loan – related party	-	261,933
Change in fair value of working capital loan - related party	-	(185,739)
Level 3 - Liabilities & working capital loan at June 30, 2022	$2,579,360	$300,454

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as follows.

Between July 1, 2022 and August 11, 2022, the Company drew approximately $18 thousand under the Working Capital Loan.

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

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2022, we had no operating cash and working capital of approximately $820,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of our Class B ordinary shares (the “Founder Shares”) and a loan from a related party of approximately $236,000 (the “Note”). We fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor, as discussed below. As of June 30, 2022, we had approximately $612,000 outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If we are unable to complete a business combination by June 13, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 13, 2023.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from proceeds held in the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended June 30, 2022, we had net income of approximately $1.8 million, which consisted of a non-operating gain from the change in fair value of derivative warrant liabilities of approximately $1.6 million, a non-operating gain from the change in fair value of the working capital loan payable to our Sponsor of approximately $186,000 and interest income from investments held in the Trust Account of approximately $311,000, partially offset by general and administrative expenses of approximately $250,000.

For the three months ended June 30, 2021, we had a net loss of approximately $42,000, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $10 million, which consisted of a non-operating gain from the change in fair value of derivative warrant liabilities of approximately $9.9 million, a non-operating gain from the change in fair value of the working capital loan payable to our Sponsor of approximately $311,000 and interest income from investments held in the Trust Account of approximately $333,000, partially offset by general and administrative expenses of approximately $594,000.

For the period from March 8, 2021 (inception) through June 30, 2021, we had a net loss of approximately $69,000, which consisted solely of general and administrative expenses.

Commitments and Contingencies

Working Capital Loan

On December 31, 2021, we issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to our Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If we do not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of June 30, 2022, we had approximately $612,000 of principal outstanding under the Working Capital Loan.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 28, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

The Private Placement Warrants are the same as the warrants underlying the Units sold in our initial public offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

SCULPTOR ACQUISITION CORP I

Date:	August 11, 2022	By:	/s/ Steven Orbuch
		Name:	Steven Orbuch
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2022	By:	/s/ Dava Ritchea
		Name:	Dava Ritchea
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)