Form 10-K
period 2022-12-31
Sculptor Acquisition Corp I
filed 2023-03-31
CIK 1853594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $228.16 million based on the last reported sales price of $9.92 on the New York Stock Exchange.

As of March 31, 2023, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

•
The requirement that we consummate an initial business combination within the completion window (as defined in “Business” below) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

•
Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Introduction

We are a Cayman Islands exempted company incorporated on March 8, 2021 and formed as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of private placement warrants, our shares, debt or a combination of cash, equity and debt. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets, as described in this Form 10-K.

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

Prior to the consummation of our initial public offering, on March 15, 2021, our sponsor paid $25,000 to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 (the “founder shares”). In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors as of our initial public offering. In October 2021, our sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we accepted and cancelled. Of the 5,750,000 Class B ordinary shares outstanding at the time of our initial public offering, an aggregate of up to 750,000 shares were subject to forfeiture by our sponsor to the extent that the underwriters did not exercise their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, such founder shares are no longer subject to forfeiture.

We have until 18 months from the closing of our initial public offering to complete an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or 27 months for the third extension, subject to our sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Extensions will be granted by resolution of our board if requested by our sponsor. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 8, 2021, in order to extend the time available for us to consummate our initial business combination as set forth in the preceding sentence, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $2,300,000, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible business combination period of 27 months for a total payment value of $6,900,000. Any such payments would be in exchange for a non-interest bearing, unsecured promissory note. Such extension loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the completion window. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. In the event that we receive notice from our sponsor or its affiliates or designees five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. We refer to (i) the 18-month period from the closing of our initial public offering in which we must complete an initial business combination, which may be extended up to three times by an additional three months each time for a total of 21 months, 24 months or 27 months from the closing of our initial public offering, and (ii) such other time period in which we must consummate an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association, as the “completion window.”

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

As of December 31, 2022, there was approximately $237.9 million in investments and cash held in the trust account. As of December 31, 2022, no funds had been withdrawn from the trust account to pay taxes.

Sculptor Capital Management & Sculptor Real Estate

Sculptor Capital was founded in 1994 and is a leading alternative asset manager serving a diverse global investor base with global investment solutions across multi-strategy, credit and real estate. Sculptor’s track record of generating attractive risk-adjusted returns is rooted in a distinctive investment process that combines deep fundamental research, an opportunistic approach to allocating capital and fully integrated risk management. With a team of approximately 340, including more than 100 investment professionals worldwide, Sculptor’s collaborative culture brings to bear its diverse resources and perspectives to drive performance. As of February 1, 2023, Sculptor managed approximately $35.9 billion and has a global presence with offices in New York, London, Hong Kong and Shanghai.

Sculptor’s real estate funds are managed by Sculptor Real Estate Advisors LP, an affiliate of Sculptor. Founded in 2003, Sculptor Real Estate has raised $8.1 billion in total commitments across both opportunistic equity and credit platforms in the U.S. and Europe. As of December 31, 2022, Sculptor Real Estate has completed more than 193 transactions across 28 diverse real estate asset classes with a total enterprise value of $20.1 billion. Sculptor Real Estate seeks value-based, situationally-opportunistic real estate and real estate-related investments throughout the capital structure and has significant experience investing both in the U.S. and internationally, across traditional and niche asset classes and along the debt and equity spectrum.

Sculptor Real Estate adopts a broader investment mandate than most real estate fund managers and has developed significant experience and capabilities in more non-traditional asset classes, where it believes it has a distinct competitive advantage. As of December 31, 2022, Sculptor Real Estate has deployed 72% of its invested capital in non-traditional asset classes and 28% in traditional asset classes. Traditional asset classes include retail, multifamily, office, industrial, and hotel, and non-traditional asset classes include all others, such as gaming, ski, golf, cell towers, marinas and healthcare.

Our Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experiences and skills of the Sculptor platform and can benefit from our operational expertise and access to the public markets to further accelerate the growth of the company. Our selection process will leverage our broad and deep relationship network, extensive industry experiences and proven deal sourcing capabilities across a wide variety of real estate-related asset classes and operating businesses. Specifically, we intend to capitalize on the following competitive advantages to consummate a successful transaction:

•
Breadth of Experience. Throughout Sculptor Real Estate’s history, it has invested in 28 different real estate asset classes and has shifted its focus between traditional and non-traditional asset classes based on where it has found the most compelling opportunities at different points in time. It was this strategy that led Sculptor Real Estate to generate above market returns during the Global Financial Crisis of 2007-2008 by finding compelling opportunistic investments in less correlated, non-traditional real estate asset classes, such as cellular towers and Native American gaming. Similarly, after a rebound in market conditions following the Global Financial Crisis, this same strategy led Sculptor Real Estate to target less correlated, real estate-related asset classes, such as drive-to ski, golf, marina and stadium and exhibition.

•
Extensive Network. Sculptor Real Estate has one of the real estate industry’s most diverse networks of strategic partners, including advisors, directors, operators, consultants and capital providers, across each of the 28 real estate-related asset classes in which it has invested as well as the new sectors that it is constantly exploring. We will utilize Sculptor Real Estate’s extensive network by tapping into the collective talent, expertise, and entrepreneurism of its relationships, which provides access to technology-augmented, high growth businesses on the forefront of space utilization, experiential consumer trends and innovative services.

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

We have until 18 months from the closing of our initial public offering to complete an initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, we may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or 27 months for the third extension, subject to our sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Extensions will be granted by resolution of our board if requested by our sponsor. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 8, 2021, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $2,300,000, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible business combination period of 27 months at a total payment value of $6,900,000, in exchange for a non-interest bearing, unsecured promissory note. Such extension loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the completion window. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. In the event that we receive notice from our sponsor or its affiliates or designees five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited.

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

Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. In addition, certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. To address the matters set out above our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and our sponsor on the one hand and another entity on the other hand, including any entities managed by the company or its affiliates and any companies in which the company or such entities have invested about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $850,000 initially held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the company’s registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of the completion of our initial public offering, we initially had access to up to $850,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,150,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,150,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. We are not a large accelerated filer or an accelerated filer, and we are an emergency growth company, and we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

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

Please see the section entitled “Business-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” Since that time, the pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 (or any variants) restricts travel, limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, any potential resurgences of COVID-19 and the actions to contain COVID-19 or treat its impact, including the application and distribution in certain countries of currently available and approved vaccinations, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

We may not be able to find a suitable target business and consummate an initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to spread both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of our shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business-Business Strategy-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

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

Depending on the number of special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still a large number of special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such working capital loans and up to $6,900,000 of extension loans (as described elsewhere herein) may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $234,600,000, are held in an interest-bearing trust account. We have invested the proceeds held in the trust account in U.S. government treasury obligations with a maturity of 185 days or less. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $234,600,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window).

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, we may, in our sole discretion, decide to invest the proceeds held in the trust account in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our initial business combination, including due to decisions by underwriters and agents to not provide advice or other services in connection with business combination transactions, and may increase the costs and time related thereto.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm regarding the fairness to us from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On March 15, 2021, the sponsor paid $25,000 to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors as of our initial public offering. In October 2021, our sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we accepted and cancelled. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($11,200,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination within the completion window, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears (or 21-month anniversary, 24-month anniversary or 27-month anniversary, as applicable, if we extend the completion window), which is generally the deadline for our consummation of an initial business combination.

We may seek to engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may seek to engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

The premiums charged for directors’ and officers’ liability insurance for special purpose acquisition companies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

You should be aware that our sponsor’s ownership of 20% of our issued and outstanding shares (together with our other initial shareholders and on an as-converted basis), and the private placement warrants that are exercisable for additional Class A ordinary shares, which it has collectively acquired for $11,225,000, could create actual and significant conflicts of interest. You should also be aware that this ownership interest will have an immediate and substantial dilutive impact on the value of our Class A ordinary shares. It is not possible to quantify the extent of such dilution at this time, which will be impacted by a number of unknown factors, including without limitation the number of redemptions in connection with our initial business combination, which will magnify the dilutive impact of our sponsor’s ownership interests, as well as certain rights that we may, in our discretion, grant to parties in connection with any financing necessary to complete our initial business combination. We must generate sufficient value from our initial business combination in order to overcome the dilutive impact of our sponsor’s expected ownership interests, and there is no guarantee that we will be able to do so. Moreover, even if our initial business combination generates sufficient value to overcome this dilution, you will still bear the impact of this dilution as a cost. Additionally, our sponsor may still realize substantial profits by virtue of its expected ownership interests in our founder shares and private placement warrants-even if our initial business combination does not generate sufficient value to overcome the dilution you will experience and even if our post-combination business performs poorly-while you will experience a loss. Please see “Risk Factors-The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure,” and “The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.”

Our sponsor’s expected ownership interests in our founder shares and private placement warrants, as well as the other forms of compensation our sponsor and its members’ affiliates are expected to receive from us, together, create significant actual and potential conflicts of interest. In particular, our sponsor and its members’ affiliates will benefit more than you from our completion of an initial business combination, and may benefit from an initial business combination even if you experience a loss. Accordingly, our sponsor and its members’ affiliates have an incentive to take increased investment risk and to complete a transaction on terms that are less favorable to you-including by completing a transaction that may not generate sufficient value to overcome the dilutive impact of their expected ownership interests on your investment-in order to complete a transaction within the specified time period to avoid losing their investment.

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

Sculptor Funds will be offered acquisition opportunities on a preferred basis. If Sculptor decides to pursue any such opportunity, you should expect that we will be precluded from pursuing such opportunity. In addition, investment ideas generated within Sculptor, including by Mr. Orbuch and Mr. Levin , may be suitable for both us and for Sculptor, and you should expect that any such investment ideas will be directed to Sculptor rather than to us. You should also expect that we will not be able to pursue such opportunity unless Sculptor, in its sole discretion, declines to pursue the opportunity. Sculptor has no duty to offer acquisition opportunities to us, or to otherwise share information or investment ideas with us, and in fact will often be prohibited from doing so, due to its fiduciary and contractual obligations to persons and entities other than us.

In addition, where the pursuit of a potential investment opportunity by the company could have an adverse impact on Sculptor, we may decline to make such investment, even if it would otherwise represent an attractive opportunity for us. Sculptor may also take commercial steps or investment decisions that are adverse to us.

While it is not a target area or focus of ours, we are not prohibited from pursuing an initial business combination with a company or business that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, if required by applicable law or based upon the determination of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm which is a member of FINRA, another independent firm that commonly renders fairness opinions for the type of company we are seeking to acquire, or an independent accounting firm, that such an initial business combination is fair to us from a financial point of view. In addition, the pursuit of any such initial business combination will require the approval of a majority of our independent directors. In such instances, depending on the nature of the transaction, Mr. Orbuch and Mr. Levin may, in their sole discretion, recuse themselves, in their capacities as directors of our Company, from any communications or discussions involving a transaction with a company or business in which Sculptor has a significant commercial interest, which could include equity, debt or other form of investment or interest.

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

Our sponsor has no contractual or other obligations to present us with any prospective investment opportunities or any information, investment strategies, opportunities or ideas known to it or developed or used in connection with its other investment activities, and, in certain cases, they may be prohibited from doing so. As such, we will not have access to all of the prospective investment opportunities of which our sponsor is or will become aware. As a result, other than the limited written agreements that we have entered into with Sculptor as described below under “-Related Party Transactions,” Sculptor has no contractual or other obligation to provide any financial assistance, services, resources or employee support to us. Sculptor may, in its sole discretion, decline to provide services to us (including but not limited to our access to the Sculptor platform) at any time, including following an initial business combination. Following the initial business combination, if Sculptor were to make available to us any services (including our access to the Sculptor platform), that could involve significant time, resources or liability, and we would expect that Sculptor would first require that the company enter into one or more definitive written agreements setting forth the terms of such services, including compensation to and indemnification of Sculptor for such services.

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

The following table shows, as of the closing of our initial public offering, the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $226,550,000 (which is the amount we would have in the trust account for our initial business combination), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs (including payment of $8,050,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

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

We are an exempted company, incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our initial public offering. All activity since inception through December 31, 2022 relates to the company’s formation and initial public offering and since the closing of the initial public offering, a search for a business combination candidate. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Holders

As of December 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 5 holders of record of our Class B ordinary shares, and 1 holder of record of our public warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 15, 2021, the sponsor paid $25,000, to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. In October 2021, the sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares. In March 2021, the sponsor transferred 25,000 Class B ordinary shares to each of our independent directors as of our initial public offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Liquidity and Capital Resources

As of December 31, 2022, we had no operating cash and working capital of approximately $546,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of our Class B ordinary shares (the “Founder Shares”) and a loan from the Sponsor of approximately $236,000 (the “Promissory Note”). We fully repaid the Promissory Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor, as discussed below. As of December 31, 2022, we had approximately $809,000 of principal outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If we are unable to complete a business combination by June 13, 2023 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 13, 2023.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic, current military conflict between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and have concluded that while it is reasonably possible that these events could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2022, we had net income of approximately $17 million, which consisted of a non-operating gain from the change in fair value of derivative warrant liabilities of approximately $13.9 million, a non-operating gain from the change in fair value of the working capital loan payable to our Sponsor of approximately $729,000 and income from investments held in the Trust Account of approximately $3.4 million, partially offset by general and administrative expenses of approximately $1.1 million.

For the period from March 8, 2021 (inception) through December 31, 2021, we had net income of approximately $9.8 million, resulting from a non-operating gain of approximately $15.4 million from the change in fair value of the derivative warrant liabilities and an unrealized gain on investments held in Trust of approximately $700, partially offset by a non-operating loss of approximately $4.4 million for the fair value of warrants issued to our Sponsor in excess of the purchase price, a non-operating loss of approximately $0.9 million for offering costs associated with our derivative warrant liabilities and approximately $219,000 in general and administrative costs.

Contractual Obligations

Working Capital Loan

On December 31, 2021, we issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to our Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If we do not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of December 31, 2022, we had approximately $809,000 of principal outstanding under the Working Capital Loan. As of December 31, 2021, we had not drawn any funds under the Working Capital Loan.

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

Working Capital Loan - Related Party

We have elected the fair value option to account for the working capital loan with our Sponsor. As a result of applying the fair value option, we recognize each draw at fair value and recognize subsequent changes in fair value, all of which is recorded as change in the fair value of working capital loan - related party in our condensed statements of operations. The fair value estimate is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for the warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model and subsequently estimated based on the listed price in an active market for such warrants.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of our Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Steven Orbuch	56	Chief Executive Officer, Director
Nicholas Hecker	46	Chief Investment Officer
Dava Ritchea	38	Chief Financial Officer
James Levin	40	Chairman, Director
Kristi Jackson	55	Independent Director
Charmel Maynard	38	Independent Director
Adam Rosenberg	54	Independent Director

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

Number and Terms of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Steven Orbuch and Adam Rosenberg will expire at our first annual general meeting. The term of office of the second class of directors, consisting of James Levin will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Kristi Jackson and Charmel Maynard, will expire at our third annual general meeting.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 held by:

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

The following table is based on 28,750,000 ordinary shares issued and outstanding as of March 31, 2023, of which (i) 23,000,000 were Class A ordinary shares, and (ii) 5,750,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares			Class B Ordinary Shares(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Sculptor Acquisition Sponsor I (our sponsor)(3)	5,650,000	(2)	19.6%	5,650,000	98.2%	19.6%
Steven Orbuch	-		-	-	-	-
Nicholas Hecker	-		-	-	-	-
Dava Ritchea	-		-	-	-	-
James Levin	-		-	-	-	-
Kristi Jackson	25,000	(2)	*	25,000	*	*
Charmel Maynard	25,000	(2)	*	25,000	*	*
Adam Rosenberg	25,000	(2)	*	25,000	*	*
All executive officers and directors as a group (9 individuals)	5,725,000		19.9%	5,725,000	99.6%	19.9%
Adage Capital Partners, L.P. (4)	1,700,000		7.39%	-	-	5.91%

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

On March 15, 2021, the sponsor paid $25,000 to cover certain of our expenses in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors as of our initial public offering. In October 2021, our sponsor surrendered to us for no consideration an aggregate of 1,437,500 Class B ordinary shares, which we accepted and cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On March 15, 2021, we issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which we could borrow an aggregate principal amount of $300,000. We borrowed approximately $236,000 under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of our initial public offering. The outstanding balance under the Promissory Note was repaid at the closing of our initial public offering on December 13, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination or to extend our time period for consummating an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such working capital loans (as described below) and up to $6,900,000 of extension loans (as described elsewhere in this Form 10-K) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On December 31, 2021, we issued the Working Capital Loan in the principal amount of up to $2,000,000 to our sponsor. The Working Capital Loan bears no interest and is repayable in full upon the closing of the initial business combination. Our sponsor has the option to convert any unpaid balance of the Working Capital Loan into the working capital warrants, which entitle the holder to purchase one Class A ordinary share equal to the principal amount of the Working Capital Loan so converted divided by $1.00. The terms of any such working capital warrants are identical to the terms of the private placement warrants held by our sponsor. Between January 1, 2023 and March 31, 2023, the Company drew approximately $223,000 under the Working Capital Loan.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company that, in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Adam Rosenberg, Charmel Maynard, and Kristi Jackson are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, including services rendered in connection with our initial public offering, totaled $82,250 and $77,250, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum LLP $11,330 in tax fees during the year ended December 31, 2022 and no tax fees were paid for the period from March 8, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

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

Signature	Title	Date

/s/ Steven Orbuch	Chief Executive Officer	March 31, 2023
Steven Orbuch	(Principal Executive Officer)

/s/ Dava Ritchea	Chief Financial Officer	March 31, 2023
Dava Ritchea	(Principal Financial and Accounting Officer)

/s/ James Levin	Chairman	March 31, 2023
James Levin

/s/ Kristi Jackson	Director	March 31, 2023
Kristi Jackson

/s/ Charmel Maynard	Director	March 31, 2023
Charmel Maynard

/s/ Adam Rosenberg	Director	March 31, 2023
Adam Rosenberg

SCULPTOR ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Sculptor Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sculptor Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination, and management has determined that if the Company is unable to complete a business combination by June 13, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA
March 31, 2023

SCULPTOR ACQUISITION CORP I
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$-	$941,792
Prepaid expenses	563,385	23,767
Total current assets	563,385	965,559
Investments held in Trust Account	237,964,294	234,600,723
Total Assets	$238,527,679	$235,566,282

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$15,803	$6,000
Accrued expenses	1,926	157,111
Total current liabilities	17,729	163,111
Working capital loan - related party, at fair value	79,260	-
Derivative warrant liabilities	1,177,555	15,140,000
Deferred underwriting fees	8,050,000	8,050,000
Total Liabilities	9,324,544	23,353,111

Commitments and Contingencies (Note 6)

Class A ordinary shares; 23,000,000 shares subject to possible redemption at $10.34 per share and $10.20 per share as of December 31, 2022 and December 31, 2021, respectively	237,864,294	234,600,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(8,661,734)	(22,387,404)
Total Shareholders’ Deficit	(8,661,159)	(22,386,829)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$238,527,679	$235,566,282

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 8, 2021 (inception) through December 31, 2021

General and administrative expenses	$1,065,429	$219,095
Loss from operations	(1,065,429)	(219,095)

Other income (expenses):
Change in fair value of derivative warrant liabilities	13,962,445	15,378,000
Loss upon issuance of private placement warrants	-	(4,368,000)
Change in fair value of working capital loan - related party	729,377	-
Offering costs associated with derivative warrant liabilities	-	(946,981)
Income from investments held in Trust Account	3,363,571	723
Total other income	18,055,393	10,063,742

Net income	$16,989,964	$9,844,647

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	1,461,538
Basic and diluted net income per ordinary share, Class A subject to possible redemption	$0.59	$1.54
Weighted average Class B ordinary shares, basic and diluted	5,750,000	4,947,148
Basic and diluted net income per ordinary share, Class B	$0.59	$1.54

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	5,750,000	$575	$-	$(22,387,404)	$(22,386,829)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	(3,264,294)	(3,264,294)
Net income	-	-	-	16,989,964	16,989,964
Balance - December 31, 2022	5,750,000	$575	$-	$(8,661,734)	$(8,661,159)

	For the Period from March 8, 2021 (inception) through December 31, 2021
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - March 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	-	25,000
Accretion of Class A ordinary shares to redemption amount	-	-	(24,425)	(32,232,051)	(32,256,476)
Net income	-	-	-	9,844,647	9,844,647
Balance - December 31, 2021	5,750,000	$575	$-	$(22,387,404)	$(22,386,829)

The accompanying notes are an integral part of these financial statements.

SCULPTOR ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 8, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net income	$16,989,964	$9,844,647
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	-	25,000
General and administrative expenses paid by Sponsor under working capital loan	24,014	-
General and administrative expenses paid by Sponsor under promissory note	-	48,086
Change in fair value of derivative warrant liabilities	(13,962,445)	(15,378,000)
Loss upon issuance of private placement warrants	-	4,368,000
Offering costs associated with derivative warrant liabilities	-	946,981
Change in fair value of working capital loan - related party	(729,377)	-
Income from investments held in Trust Account	(3,363,571)	(723)
Changes in operating assets and liabilities:
Prepaid expenses	(539,618)	(23,767)
Accounts payable	9,803	6,000
Accrued expenses	(155,185)	72,111
Net cash used in operating activities	(1,726,415)	(91,665)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(234,600,000)
Net cash used in investing activities	-	(234,600,000)

Cash Flows from Financing Activities:
Repayment of promissory note to Sponsor	-	(236,266)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	11,200,000
Offering costs paid	-	(5,330,277)
Proceeds received from working capital loan - related party	784,623	-
Net cash provided by financing activities	784,623	235,633,457

Net change in cash	(941,792)	941,792

Cash - beginning of the period	941,792	-
Cash - end of the period	$-	$941,792

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$85,000
Deferred offering costs paid by Sponsor under promissory note	$-	$188,180
Deferred underwriting fees	$-	$8,050,000
Accretion of Class A ordinary shares to redemption amount	$-	$32,256,476
Remeasurement of Class A ordinary shares to redemption value	$3,264,294	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND GOING CONCERN

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from March 8, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.20 per share (or $10.30, $10.40 or $10.50 per share, as applicable if the completion window is extended, as described below), plus any pro rata interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 to pay dissolution expenses).

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within the control of a Company require ordinary shares subject to redemption to be classified outside of permanent equity. As such, the Public Shares were classified in temporary equity. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheets until such date that a redemption event takes place. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Company has 18 months from the closing of the Initial Public Offering, or June 13, 2023, to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 18 months from the closing of this offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time, for a total of up to 21 months for the first extension, 24 months for the second extension or to 27 months for the third extension (the “Combination Period”), subject to the Sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, the Sponsor or its affiliates or designees, upon five days advance notice prior to deadline, must deposit into the Trust Account an additional amount of $0.10 per share each time, or $2.3 million in the aggregate each time, on or prior to the date of the applicable deadline for each of the available three month extensions, providing a total possible Business Combination period of 27 months at a total payment value of $6.9 million, in exchange for a non-interest bearing, unsecured promissory note (the “Extension Loan”). The Public Shareholders will not be entitled to vote or redeem their shares in connection with any such extension. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had no cash and working capital of approximately $546,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from the Sponsor of approximately $236,000 (the “Note” as defined in Note 5). The Company fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor (as defined in Note 5). As of December 31, 2022, the Company had approximately $809,000 outstanding principal under the Working Capital Loan.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, current military conflict between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no operating cash or cash equivalents as of December 31, 2022 and no cash equivalents as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for derivative warrant liabilities and working capital loan which are recognized at fair value.

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

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company recognizes each draw at fair value and recognizes subsequent changes in fair value, all of which is recorded as change in the fair value of working capital loan - related party in the statements of operations. The fair value estimate is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model and subsequently estimated based on the listed price in an active market for such warrants.

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income  per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from March 8, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$13,591,971	$3,397,993	$2,245,129	$7,599,518

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	1,461,538	4,947,148

Basic and diluted net income per ordinary share	$0.59	$0.59	$1.54	$1.54

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

In March 2021, the Sponsor transferred 25,000 Class B ordinary shares to each of Ms. Jackson, Ms. Maynard, Mr. Rosenberg and Ms. Zelman, the Company’s independent directors as of the Initial Public Offering. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 13, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Working Capital Loan

On December 31, 2021, the Company issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of December 31, 2022 and 2021, the Company had approximately $809,000 and $0, respectively, of principal outstanding under the Working Capital Loan.

Extension Loan

In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, as described in Note 1, the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time it is extended. The Extension Loan will be provided in the form of a non-interest bearing, unsecured promissory note. Such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The terms of the warrants would be identical to the terms of the Private Placement Warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Extension Loans.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022, there were 23,000,000 Class A ordinary shares outstanding. As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as temporary equity. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(14,950,000)
Offering costs allocated to Class A shares subject to possible redemption	(12,706,476)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,256,476

Class A ordinary shares subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement of Class A ordinary shares to redemption value	3,264,294
Class A ordinary shares subject to possible redemption at December 31, 2022	$237,864,294

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.  The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters exercised their over-allotment option in full on December 13, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

NOTE 9. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021, the Company has 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$237,964,294	$-	$-

Liabilities:
Derivative liabilities - Public Warrants	$596,275	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$-	$581,280
Working capital loan - related party	$-	$-	$79,260

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$234,600,723	$-	$-

Liabilities:
Derivative liabilities - Public Warrants	$-	$-	$7,636,000
Derivative liabilities - Private Placement Warrants	$-	$-	$7,504,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in January 2022, when the Public Warrants were separately listed and traded in an active market. There were no other transfers between levels for the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021.

Level 1 assets also include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants has been initially estimated using a Monte-Carlo simulation model until the listed price in an active market became available. For the year ended December 31, 2022 and for the period from March 8, 2021 (inception) through December 31, 2021, the Company recognized a non-operating gain in the statements of operations of $13,962,445 and $15,378,000 for the decrease in the fair value of derivative warrant liabilities, respectively.

The estimated fair value of the Private Placement Warrants is, and the estimated fair value of the Public Warrants prior to being listed in an active market was, determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate, exercise price and dividend yield. Prior to the Public Warrants being listed, the Company estimated the volatility for its Private Placement and Public Warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected term of the warrants. As of December 31, 2022, the volatility for Private Placement Warrants is term matched to historical volatility based on daily closing prices. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates to be zero.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.26	$9.67
Volatility	6.85%	13.0%
Risk-free rate	4.57% - 4.62%	1.53%
Dividend yield	0.0%	0.0%
Years to expected initial Business Combination date	0.44	0.94
Years to expiration	5	5
Probability of a business combination	10%	90%

The change in the fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2022 is summarized as follows:

Level 3 Rollforward:
	Warrants	Working capital loan - related party
Level 3 - Warrant Liabilities at December 31, 2021	$15,140,000	-
Transfer of Public Warrants to Level 1	(7,636,000)	-
Change in fair value of private placement warrants	(6,922,720)	-
Borrowing under working capital loan – related party	-	808,637
Change in fair value of working capital loan - related party	-	(729,377)
Level 3 - Warrant Liabilities & working capital loan at December 31, 2022	$581,280	$79,260

The change in the fair value of the Company’s Level 3 financial instruments for the period from March 8, 2021 (inception) through December 31, 2021 is summarized as follows:

Warrants
Derivative warrant liabilities as of March 8, 2021 (inception)	$-
Issuance of Public Warrants and Private Placement Warrants	30,518,000
Change in fair value of derivative warrant liabilities	(15,378,000)
Balance as of December 31, 2021	$15,140,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Between January 1, 2023 and March 31, 2023, the Company drew approximately $223,000 under the Working Capital Loan.