Form 10-Q
period 2023-03-31
Sculptor Acquisition Corp I
filed 2023-05-12
CIK 1853594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of  May 12, 2023 there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCULPTOR ACQUISITION CORP I
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

SCULPTOR ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022

Assets
Current assets:
Cash	$-	$-
Prepaid expenses	497,199	563,385
Total current assets	497,199	563,385
Investments held in Trust Account	240,641,073	237,964,294
Total Assets	$241,138,272	$238,527,679

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$50,314	$15,803
Accrued expenses	1,350	1,926
Total current liabilities	51,664	17,729
Working capital loan - related party, at fair value	51,264	79,260
Derivative warrant liabilities	2,202,150	1,177,555
Deferred underwriting fees	8,050,000	8,050,000
Total Liabilities	10,355,078	9,324,544

Commitments and Contingencies (Note 6)

Class A ordinary shares; 23,000,000 shares subject to possible redemption at $10.46 per share and $10.34 per share as of March 31, 2023 and December 31, 2022, respectively	240,541,073	237,864,294

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(9,758,454)	(8,661,734)
Total Shareholders’ Deficit	(9,757,879)	(8,661,159)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$241,138,272	$238,527,679

The accompanying notes are an integral part of these condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$326,047	$343,758
Loss from operations	(326,047)	(343,758)

Other income (expenses):
Change in fair value of derivative warrant liabilities	(1,024,595)	8,330,000
Change in fair value of working capital loan - related party	253,922	125,547
Income from investments held in Trust Account	2,676,779	22,304
Total other income	1,906,106	8,477,851

Net income	$1,580,059	$8,134,093

Weighted average Class A ordinary shares subject to possible redemption, basic and diluted	23,000,000	23,000,000
Basic and diluted net income per ordinary share, Class A subject to possible redemption	$0.05	$0.28
Weighted average Class B ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per ordinary share, Class B	$0.05	$0.28

The accompanying notes are an integral part of these condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2023
			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B Ordinary Shares
	Shares	Amount
Balance - December 31, 2022	5,750,000	$575	$-	$(8,661,734)	$(8,661,159)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	(2,676,779)	(2,676,779)
Net income	-	-	-	1,580,059	1,580,059
Balance - March 31, 2023 (unaudited)	5,750,000	$575	$-	$(9,758,454)	$(9,757,879)

	For the Three Months Ended March 31, 2022
			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B Ordinary Shares
	Shares	Amount
Balance - December 31, 2021	5,750,000	$575	$-	$(22,387,404)	$(22,386,829)
Net income	-	-	-	8,134,093	8,134,093
Balance - March 31, 2022 (unaudited)	5,750,000	$575	$-	$(14,253,311)	$(14,252,736)

The accompanying notes are an integral part of these condensed financial statements.

SCULPTOR ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$1,580,059	$8,134,093
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under working capital loan	3,214	10,243
Change in fair value of derivative warrant liabilities	1,024,595	(8,330,000)
Change in fair value of working capital loan - related party	(253,922)	(125,547)
Income from investments held in Trust Account	(2,676,779)	(22,304)
Changes in operating assets and liabilities:
Prepaid expenses	66,186	(1,003,400)
Accounts payable	34,511	177,195
Accrued expenses	(576)	(121,636)
Net cash used in operating activities	(222,712)	(1,281,356)

Cash Flows from Financing Activities:
Proceeds received from working capital loan - related party	222,712	339,564
Net cash provided by financing activities	222,712	339,564

Net change in cash	-	(941,792)

Cash - beginning of the period	-	941,792
Cash - end of the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,676,779	$-

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from March 8, 2021 (inception) through  March 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. As such, the Public Shares were classified in temporary equity.  While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the condensed balance sheets until such date that a redemption event takes place. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2023, the Company had no operating cash and working capital of approximately $446,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from a related party of approximately $236,000 (the “Note” as defined in Note 5). The Company fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor (as defined in Note 5).  As of March 31, 2023, the Company had approximately $1 million outstanding principal under the Working Capital Loan.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events, adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry as well as the adverse developments affecting the financial services industry, including events or concerns involving liquidity defaults or non-performance by financial institutions and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, which contains the audited financial statements and notes thereto.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no operating cash or cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s other assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, or because the asset or liability is recognized at fair value.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company recognizes each draw at fair value and recognizes subsequent changes in fair value, all of which is recorded as change in the fair value of working capital loan - related party in the unaudited condensed statements of operations. The fair value estimate is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model.  The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model and subsequently estimated based on the listed price in an active market for such warrants.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

The calculation of diluted net income per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,700,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022, respectively. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,264,047	$316,012	$6,507,274	$1,626,819

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.28	$0.28

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In March 2021, the Sponsor transferred 25,000 Class B ordinary shares to each of Ms. Jackson, Ms. Maynard, Mr. Rosenberg and Ms. Zelman, the Company’s independent directors as of the Initial Public Offering. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Working Capital Loan

On December 31, 2021, the Company issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of March 31, 2023, and December 31, 2022, the Company had approximately $1 million and  $809,000, respectively, of principal outstanding under the Working Capital Loan.

Extension Loan

In order to extend the time available for the Company to consummate its initial Business Combination by an additional three months each time, as described in Note 1, the Sponsor or its affiliates or designees may provide an Extension Loan to the Company to provide funds to deposit into the Trust Account an additional amount of $0.10 per share each time it is extended. The Extension Loan will be provided in the form of a non-interest bearing, unsecured promissory note. Such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Any such loans that are not converted to warrants will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023, there were 23,000,000 Class A ordinary shares outstanding. As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the outstanding Class A ordinary shares as temporary equity. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value.

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants at issuance	(14,950,000)
Offering costs allocated to Class A shares subject to possible redemption	(12,706,476)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,256,476
Class A ordinary shares subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement of Class A ordinary shares to redemption value	3,264,294
Class A ordinary shares subject to possible redemption at December 31, 2022	$237,864,294
Remeasurement of Class A ordinary shares to redemption value	2,676,779
Class A ordinary shares subject to possible redemption at March 31, 2023	$240,541,073

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying condensed balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.  The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 750,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters exercised their over-allotment option in full on December 13, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 9 — Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company has a total of 22,700,000 warrants outstanding, comprised of 11,500,000 and 11,200,000 Public Warrants and Private Placement Warrants, respectively.

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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part
•	at a price of $0.01 per warrant
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
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

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$240,641,073	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,082,150	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$1,120,000
Working capital loan - related party	$-	$-	$51,264

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$237,964,294	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$596,275	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$581,280
Working capital loan - related party	$-	$-	$79,260

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in January 2022, when the Public Warrants were separately listed and traded in an active market. There were no other transfers between levels for the periods ended March 31, 2023 and 2022, respectively.

Level 1 assets also include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants was initially estimated using a Monte-Carlo simulation model until the listed price in an active market became available. During the three months ended March 31, 2023, the Company recognized a non-operating loss in the statement of operations of approximately $1.0 million for the increase in the fair value of derivative warrant liabilities.  During the three months ended March 31, 2022, the Company recognized a non-operating gain in the statement of operations of approximately $8.3 million for the decrease in the fair value of derivative warrant liabilities.

SCULPTOR ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The estimated fair value of the Private Placement Warrants is, and the estimated fair value of the Public Warrants prior to being listed in an active market was, determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate, exercise price and dividend yield. Prior to the Public Warrants being listed, the Company estimated the volatility for its Private Placement and Public Warrants based on the implied volatilities from traded warrants of select peer companies that matches the expected term of the warrants. As of March 31, 2023, the volatility for Private Placement Warrants is term matched to historical volatility based on daily closing prices. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend yield is based on the historical rate, which the Company anticipates to be zero.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.44	$10.26
Volatility	13.07%	6.85%
Risk-free rate	4.70% - 4.80%	4.57% - 4.62%
Dividend yield	0.0%	0.0%
Years to expected initial Business Combination date	0.19	0.44
Years to expiration	5	5
Probability of a business combination	5%	10%

The change in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2023 is summarized as follows:

Level 3 Rollforward:		Working capital loan -
	Warrants	related party
Level 3 - Warrant Liabilities & working capital loan at December 31, 2022	$581,280	$79,260
Borrowing under working capital loan - related party	-	225,926
Change in fair value of warrant liabilities	538,720	-
Change in fair value of working capital loan - related party	-	(253,922)
Level 3 - Warrant Liabilities & working capital loan at March 31, 2023	$1,120,000	$51,264

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Between April 1, 2023 and May 12, 2023, the Company drew approximately $66,000 under the working capital loan.

On April 27, 2023, the Company filed a preliminary proxy statement on Schedule 14A (the “Extension Proxy”) with respect to a special meeting of shareholders to seek approval from shareholders of amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”) and the Company’s investment management trust agreement, dated as of December 8, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, in each case, to extend the date by which the Company has to consummate an initial business combination up to twelve (12) times for an additional one (1) month each time from June 13, 2023 (as may be extended under the Articles) to June 13, 2024, or such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company, as more fully described in the Extension Proxy. The amendments to the Company’s Articles and the Trust Agreement are subject to approval by shareholders, as described in the Extension Proxy, and there is no guarantee that the shareholders will approve such amendments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “our,” “us” or “we” refer to Sculptor Acquisition Corp I. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2022 and in the “Risk Factors” section of our Preliminary Proxy Statement on Schedule 14A filed on April 27, 2023, as amended by Amendment No. 1 on May 4, 2023 (the “Extension Proxy”).

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event we do not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share (or $10.30, $10.40 or $10.50 per share, as applicable, if we extend the completion window) and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business, execute agreements with us waive any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2023, we had no operating cash and working capital of approximately $446,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of our Class B ordinary shares (the “Founder Shares”) and a loan from a related party of approximately $236,000 (the “Note”). We fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of up to $2.0 million from the Sponsor, as discussed below. As of March 31, 2023, we had approximately $1 million of principal outstanding under the Working Capital Loan.

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

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events, adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry as well as the adverse developments affecting the financial services industry, including events or concerns involving liquidity defaults or non-performance by financial institutions and have concluded that while it is reasonably possible that these events could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

Extension Proxy

On April 27, 2023, the Company filed the Extension Proxy with respect to a special meeting of shareholders to seek approval from shareholders of amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles”) and the Company’s investment management trust agreement, dated as of December 8, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, in each case, to extend the date by which the Company has to consummate an initial business combination up to twelve (12) times for an additional one (1) month each time from June 13, 2023 (as may be extended under the Articles) to June 13, 2024 (the “Extension,” and such later date, the “Extended Date”), or such earlier date as shall be determined by the Company’s board of directors and publicly announced by the Company, as more fully described in the Extension Proxy. The Company currently believes that there will not be sufficient time to complete an initial business combination by June 13, 2023. Accordingly, the Company believes that the extension of such date is necessary in order to be able to consummate an initial business combination.  The amendments to the Company’s Articles and the Trust Agreement are subject to approval by shareholders, as described in the Extension Proxy, and there is no guarantee that the shareholders will approve such amendments.

Results of Operations

Our entire activity since inception up to March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from proceeds held in the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities and working capital loan at each reporting period.

For the three months ended March 31, 2023, we had net income of approximately $1.6 million, which consisted of a non-operating gain from the change in fair value of the working capital loan payable to our Sponsor of approximately $254,000 and interest income from investments held in the Trust Account of approximately $2.7 million, partially offset by general and administrative expenses of approximately $326,000 and a non-operating loss from the change in fair value of derivative warrant liabilities of approximately $1 million.

For the three months ended March 31, 2022, we had net income of approximately $8.1 million, which consisted of a non-operating gain from the change in fair value of derivative warrant liabilities of approximately $8.3 million, a non-operating gain from the change in fair value of the working capital loan payable to our Sponsor of approximately $126,000 and interest income from investments held in the Trust Account of approximately $22,000, offset by general and administrative expenses of approximately $344,000.

Commitments and Contingencies

Working Capital Loan

On December 31, 2021, we issued an unsecured promissory note (the “Working Capital Loan”) in the principal amount of up to $2.0 million to our Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the initial Business Combination. If we do not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert up to the principal balance of the Working Capital Loan to warrants of the Company, at a price of $1.00 per warrant. The terms of the warrants will be identical to the terms of the Private Placement Warrants. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of March 31, 2023, we had approximately $1 million of principal outstanding under the Working Capital Loan.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 and the risk factors described in our Extension Proxy. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 and the “Risk Factors” section of our Extension Proxy.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. While the funds in the trust account were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations as of the date of this Quarterly report, this may not always be the case. If we held cash deposits, our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

The Company’s ability to complete an initial business combination with a U.S. target company may be impacted if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

The Sponsor, Sculptor Acquisition Sponsor I, is a Cayman Islands limited liability company. Although entities organized in non-U.S. jurisdictions such as the Cayman Islands are sometimes considered “foreign persons” under the regulations administered by CFIUS, the Company believes the Sponsor would not be considered a foreign person because it is ultimately controlled and wholly-owned by U.S. nationals.

In the event the Sponsor is considered a foreign person, however, the Company could also be considered a foreign person and would continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over the Company for purposes of CFIUS’s regulations. The Company could likewise be considered a foreign person if a foreign investor acquires a significant interest in the Company and is viewed as having the ability to exercise control over the Company. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which includes controlling investments as well as certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. If the Company’s potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, the Company may determine that it is required to make a mandatory filing or that it will submit a voluntary filing to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to delay the initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or recommend that the U.S. president block the initial business combination or order the Company to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent the Company from pursuing certain initial business combination opportunities that it believes would otherwise be beneficial to the Company and its shareholders. As a result, the pool of potential targets with which the Company could complete an initial business combination may be impacted, and it may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its initial business combination. If the Company cannot complete its initial business combination by June 13, 2023 or by the Extended Date, as applicable, if the Extension is approved, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate. If the Company liquidates, its public shareholders may only receive the per share price equal to the aggregate amount then on deposit in the Trust Account, including earnings earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and the Company’s warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

SCULPTOR ACQUISITION CORP I

Date:	May 12, 2023	By:	/s/ Steven Orbuch
		Name:	Steven Orbuch
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2023	By:	/s/ Dava Ritchea
		Name:	Dava Ritchea
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)